Form 10-Q
period 1996-09-30
CELLNET DATA SYSTEMS INC
filed 1996-11-14
CIK 805956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

                         Commission file number 0-21409

                            ------------------------

                           CELLNET DATA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 94-2951096
     (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)               Identification Number)

          125 SHOREWAY ROAD
        SAN CARLOS, CALIFORNIA                            94070
   (Address of principal executive                      (Zip Code)
               offices)

                                 (415) 508-6000

              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_

    As of November 1, 1996, 38,571,598 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CELLNET DATA SYSTEMS, INC.
                                     INDEX

                                                                                                   PAGE
                                                                                                    NO.
                                                                                                  -------
PART I.    FINANCIAL INFORMATION
  Item 1.  Condensed Consolidated Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets--As of September 30, 1996 and December 31,
             1995...............................................................................      3
           Condensed Consolidated Statements of Operations--Three and Nine Months Ended
             September 30, 1996 and 1995........................................................      4
           Condensed Consolidated Statements of Cash Flows--Nine Months Ended September 30, 1996
             and September 30, 1995.............................................................      5
           Notes to Condensed Consolidated Financial Statements.................................      6
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations.........................................................................      7

PART II.   OTHER INFORMATION
  Item 1.  Legal Proceedings....................................................................     22
  Item 2.  Changes in Securities................................................................     22
  Item 3.  Defaults Upon Senior Securities......................................................     22
  Item 4.  Submission of Matters to a Vote of Securities Holders................................     22
  Item 5.  Other Information....................................................................     22
  Item 6.  Exhibits and Reports on Form 8-K.....................................................     22

SIGNATURES......................................................................................     23

PART I.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CELLNET DATA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1996           1995
                                                                                      -------------  ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $    50,026    $   48,018
  Short-term investments............................................................        30,197        95,779
  Accounts receivable...............................................................         1,620         2,118
  Prepaid expenses and other........................................................         1,301           940
                                                                                      -------------  ------------
    Total current assets............................................................        83,144       146,855
Network components and inventory....................................................        10,614        11,664
Networks in progress................................................................        40,494        12,602
Property--net.......................................................................        10,371         7,539
Debt issuance and other costs--net..................................................         5,498         5,646
                                                                                      -------------  ------------
Total assets........................................................................   $   150,121    $  184,306
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..................................................................   $     6,828    $    7,241
  Accrued compensation and related benefits.........................................         2,067         1,353
  Accrued liabilities...............................................................         1,012           981
  Current portion of capital leases.................................................           305           280
                                                                                      -------------  ------------
    Total current liabilities.......................................................        10,212         9,855
                                                                                      -------------  ------------
Senior Discount Notes--13%..........................................................       200,671       182,528
                                                                                      -------------  ------------
Capital lease obligations--net......................................................           422           540
                                                                                      -------------  ------------
Contingencies (Note 3)
Series CC redeemable convertible preferred stock--$.001 par value; 3,215,768 shares
 designated and outstanding; aggregate liquidation value of $31,000,000.............        29,486        29,486
                                                                                      -------------  ------------
Stockholders' equity (deficiency):
  Convertible preferred stock--$.001 par value; 15,000,000 shares authorized;
    outstanding 1996: 9,141,534; aggregate liquidation value of $27,812,000; 1995:
    9,136,675.......................................................................        27,218        27,195
  Common stock--$.001 par value; 100,000,000 shares authorized; shares outstanding
    1996: 5,851,592; 1995: 5,034,262................................................        27,768        27,608
  Notes receivable from sale of common stock........................................          (851)         (866)
  Warrants..........................................................................         2,984         2,984
  Accumulated deficit...............................................................      (147,788)      (95,021)
  Net unrealized loss on short-term investments.....................................            (1)           (3)
                                                                                      -------------  ------------
    Total stockholders' equity (deficiency).........................................       (90,670)      (38,103)
                                                                                      -------------  ------------
Total liabilities and stockholders' equity (deficiency).............................   $   150,121    $  184,306
                                                                                      -------------  ------------
                                                                                      -------------  ------------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                    ----------------------  ----------------------
                                                                       1996        1995        1996        1995
                                                                    ----------  ----------  ----------  ----------
                                                                                     (UNAUDITED)
Revenues:
  Product sales...................................................  $      122  $      131  $      248  $    1,069
  Network service revenues........................................         368           2         612           2
  Other revenues..................................................          25         188          75         541
                                                                    ----------  ----------  ----------  ----------
    Total revenues................................................         515         321         935       1,612
                                                                    ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of product sales...........................................         110         106         219         704
  Cost of network operations......................................       3,285       1,041       6,659       2,374
  Research and development........................................       7,583       5,722      20,592      12,457
  Marketing and sales.............................................       1,500       1,041       4,424       2,987
  General and administrative......................................       3,611       1,796       9,023       4,670
                                                                    ----------  ----------  ----------  ----------
    Total costs and expenses......................................      16,089       9,706      40,917      23,192
                                                                    ----------  ----------  ----------  ----------

Loss from operations..............................................     (15,574)     (9,385)    (39,982)    (21,580)

Other income (expense):
  Interest income.................................................       1,300       1,838       4,758       2,700
  Interest expense................................................      (6,238)     (4,088)    (17,502)     (4,842)
  Other--net......................................................          58          71         (39)         39
                                                                    ----------  ----------  ----------  ----------
Total other income (expense)......................................      (4,880)     (2,179)    (12,783)     (2,103)
                                                                    ----------  ----------  ----------  ----------
Loss before income taxes..........................................     (20,454)    (11,564)    (52,765)    (23,683)

Provision for income taxes........................................          --           1           2           2
                                                                    ----------  ----------  ----------  ----------
Net loss..........................................................  $  (20,454) $  (11,565) $  (52,767) $  (23,685)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Pro forma net loss per share......................................  $    (0.60) $    (0.35) $    (1.55) $    (0.74)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Shares used in computing pro forma net loss per share.............      34,345      33,102      33,952      32,202
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                           -----------------------
                                                                                              1996        1995
                                                                                           ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................................  $  (52,767) $   (23,685)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization........................................................       3,967          927
    Amortization of discount on 13% senior discount notes................................      18,143        4,769
    Amortization of debt issuance costs..................................................         448          122
    Deferred rent........................................................................          32           34
    Changes in:
      Accounts receivable................................................................         498         (564)
      Prepaid expenses and other assets..................................................        (361)        (833)
      Accounts payable...................................................................        (411)       2,892
      Accrued compensation and related benefits..........................................         714           77
      Accrued liabilities................................................................          (1)         338
                                                                                           ----------  -----------
        Net cash used for operating activities...........................................     (29,738)     (15,923)
                                                                                           ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Network components and inventory.......................................................       1,050       (8,771)
  Purchase of property...................................................................      (5,822)      (4,473)
  Construction of networks in progress...................................................     (28,736)      (4,951)
  Other assets...........................................................................        (300)          --
  Purchase of short-term investments.....................................................    (265,480)      (2,047)
  Proceeds from sales and maturities of short-term investments...........................     331,062       12,011
                                                                                           ----------  -----------
        Net cash (used) provided for investing activities................................      31,774       (8,231)
                                                                                           ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of senior discount notes and related stock warrants...........................          --      125,191
  Cash paid for debt issuance costs......................................................          --       (4,209)
  Repayment of capital lease obligations.................................................        (226)        (402)
  Proceeds from sale of preferred stock..................................................          23        1,205
  Proceeds from sale of common stock.....................................................         160          184
  Collection of note receivable from sale of common stock................................          15           45
                                                                                           ----------  -----------
        Net cash provided by financing activities........................................         (28)     122,014
                                                                                           ----------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS....................................................       2,008       97,860
CASH AND CASH EQUIVALENTS, Beginning of period...........................................      48,018       12,503
                                                                                           ----------  -----------
CASH AND CASH EQUIVALENTS, End of period.................................................  $   50,026  $   110,363
                                                                                           ----------  -----------
                                                                                           ----------  -----------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases...........................................  $      133  $       720
  Sale of common stock for notes receivable..............................................          --  $       627
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest.................................................  $       88           --
  Cash paid for income taxes.............................................................  $        2  $         1

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    1. BASIS OF PRESENTATION--In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals the Company considers necessary for a fair presentation of the Company's financial position as of September 30, 1996, and the results of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of CellNet Data Systems, Inc. and the notes thereto for the year ended December 31, 1995. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

    2. PRO FORMA NET LOSS PER SHARE--Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares includes preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive, except that, all outstanding preferred stock that converts and all warrants that are expected to be exercised in connection with the public offering of common shares, which was completed on October 2, 1996, are included in the computation as common equivalent shares even when the effect is anti-dilutive.

    3. SUBSEQUENT EVENTS AND CONTINGENCIES--On October 2, 1996, the company completed an initial underwritten public offering of 5,000,000 shares of its common stock for net proceeds of $91.9 million. The Company also issued and sold a total of 1,579,404 shares of its common stock on the same date in three concurrent private placements for net proceeds of $28.0 million. The Company sold 882,353 of the shares in one of these private placements to a utility customer at a discount. Upon the utility customer meeting certain requirements, the fair value of the discount on these shares will be expensed as a sales discount over the term of an additional utility service agreement if such event occurs. As a result of the public sale, the Series CC redeemable preferred stock and the convertible preferred stock were converted to common stock in the ratio of two shares of common stock for each share of preferred stock.

    The industry in which the Company operates is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to a trademark claim and in October 1996 the Company became a party to a patent infringement suit. Also on October 31, 1996 a complaint was filed in the Superior Court of California for the county of San Mateo against the company, certain of its officers and directors, and Morgan Stanley & Co., Inc. The complaint, which is a purported class action filed on behalf of the Company's stockholders, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obliged to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. The Company believes that the allegations in the complaint are without merit and intends to defend the action vigorously.

    Although the ultimate outcome of these matters is not presently determinable, management believes that their resolution will not have a material effect on the Company's financial position or results of operations. The foregoing statements regarding the Company's belief as to the expected merits and resolution of the litigation are forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors that May Affect Future Operating Performance."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

    The Company intends to deploy and operate a series of wireless data communications networks pursuant to long-term contracts with utility company customers and to earn recurring revenues by providing network meter reading ("NMR") services to the utilities and using the network to support a variety of non-utility applications. The Company's business strategy has affected and will continue to affect its financial condition and results of operations as follows:

    CHANGING COMPOSITION OF REVENUES. The Company's revenues in recent years have been primarily attributable to sales of, and contract fees related to the development of, miscellaneous utility communication equipment. The Company believes that such revenues will be largely non-recurring and will diminish to relatively insignificant levels over the next few years. The Company derives an increasing proportion of its revenues from fees earned under services agreements related to its wireless communications networks. Under the Company's existing services agreements with Kansas City Power & Light Company ("KCPL"), Union Electric Company ("UE"), Northern States Power Company ("NSP") and Puget Sound Power & Light Company ("Puget") and under a new services agreement signed with Pacific Gas & Electric Company ("PG&E") on November 12, 1996, the Company receives monthly NMR service fees based on the number of endpoint devices that are in revenue service during the applicable month to bill customers.

    UNEVEN REVENUE GROWTH. The timing and amount of the Company's future revenues will depend upon its ability to obtain additional services agreements with utilities and other customers and upon the Company's ability to successfully deploy and operate its wireless communications networks. New services agreements are expected to be obtained on an irregular basis, and there may be prolonged periods during which the Company does not enter into any additional services agreements. As a result, the Company expects that its revenues will not grow smoothly over time, but will increase unevenly as the Company enters into new services agreements, and may decrease sharply in the event that any of its existing services agreements are terminated or not renewed. See "Factors That May Affect Future Operating Results-- Uncertainty of Future Revenues; Increasing Installation Costs; Need for Additional Services Contracts; and Fluctuating Operating Results."

    REVENUES LAG NETWORK DEPLOYMENT. The Company generally realizes network service revenue under a services agreement with a utility only when a portion of the network is installed and the utility has begun billing customers based upon NMR data. The Company expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed the Company's capital investments and expenses incurred to deploy such network for several years. The Company expects to substantially complete the installation of its NMR network for KCPL by the end of 1996. At that time, the Company expects to have approximately 355,000 automated meters installed on the KCPL network, all of which are expected to be in revenue service by the end of the first quarter 1997. The Company also expects that approximately 50,000 additional automated meters will be installed on the KCPL network during 1997 and added to the total number of meters in revenue service upon acceptance by KCPL for billing purposes. The Company is in the process of reviewing with KCPL the remaining meters (approximately 15,000) under contract with KCPL in order to determine the number which should be automated and/or read manually. As additional segments of the Company's networks are installed and used by its utility clients for billing purposes, the Company expects to realize a corresponding increase in its network service revenues. However, if the Company is able to successfully deploy an increasing number of networks over the next few years, the operating losses created by this lag in revenues, and negative cash flow resulting from such operating losses and the capital expenditures expected to be required in connection with the installation of such networks, are expected to increase for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating additional networks.

    IMPACT OF RAPID EXPANSION. CellNet will not typically invest the capital necessary to deploy a wireless communications network prior to entering into a long-term services agreement with a utility or other customer. However, during its expansion phase, the Company will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. The Company has incurred substantial operating losses since inception and, as of September 30, 1996, had an accumulated deficit of $147.8 million. The Company does not expect significant revenues during the fourth quarter of 1996 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands its research and development and marketing efforts and installs additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. The Company will require substantial capital to fund cash flow deficits and capital expenditures for the foreseeable future and expects to finance these requirements through significant additional external financing. See "Factors That May Affect Future Operating Results--History and Continuation of Operating Losses" and "--Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

    INTEREST INCOME. The Company has earned substantial amounts of interest income on short-term investments of the proceeds of its financing activities, and expects to earn additional interest income through the investment of a portion of the proceeds of its recently completed initial public offering and certain direct placements of the Company's Common Stock. The Company expects to utilize substantially all of its cash, cash equivalents and short-term investments in deploying its wireless communications networks, in continuing research and development activities related thereto, in related selling and marketing activities and for general and administrative purposes. As such funds are expended, interest income is expected to decrease.

RESULTS OF OPERATIONS

    REVENUES

    Revenues increased to $515,000 for the three months ended September 30, 1996 from $321,000 for the three months ended September 30, 1995. The increase in revenues for the three months ended September 30, 1996 from the comparable period in 1995 was principally due to the increase in network service revenues. Revenues prior to 1996 were attributable primarily to product sales and development and other contract revenues unrelated to the Company's current focus of providing NMR services that were largely non-recurring and that are expected to decline and remain at relatively insignificant levels over the next few years. During the three months ended September 30, 1996, KCPL and NSP accounted for 68% and 27% of the Company's revenues, respectively. During the three months ended September 30, 1995, NSP and KCPL accounted for 83% and 0.6% of the Company's revenues, respectively. For the nine months ended September 30, 1996, revenues decreased to $935,000 from $1.6 million for the nine months ended September 30, 1995. The decline resulted primarily from the transition from product sales to network service revenues. The Company's NMR service revenues grew to $612,000 for the nine months ended September 30, 1996 from $2,000 in the comparable period in 1995. As of September 30, 1996 approximately 2,235,000 meters were under contract and 227,428 were in revenue service. In connection with NSP's purchase of the Company's Common Stock in a private placement, the Company has agreed to place shares in escrow ("Escrow Shares") which will be released upon the entering into an NMR services agreement with Wisconsin Electric Power Company ("WEPC") by December 1997. The fair value of these Escrow Shares will be expensed as a sales discount over the term of the WEPC services agreement if such event occurs.

    Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received during the three-month and nine-month periods ended September 30, 1996 and September 30, 1995 are not reliable indicators of revenues that might be expected in the future.

    COST OF REVENUES

    Cost of revenues historically have consisted of the cost of product sales. For the three months ended September 30, 1996 and September 30, 1995, cost of revenues primarily consisted of network operations costs. Cost of revenues were $3.4 million and $1.1 million for the three-month periods ended September 30, 1996 and 1995, respectively. Cost of revenues for the nine months ended September 30, 1996 and 1995 were $6.9 million and $3.1 million, respectively. The increase in cost of revenues was driven by increasing costs of providing network services, due primarily to growth in the number of employees and associated costs necessary for network monitoring operations at customer sites and at the Company's headquarters, network deployment management and customer training. Costs of network services also include the increased installation, applications and radio frequency engineering staffing at the Company's headquarters to support anticipated additional utility contracts. Network services do not currently generate a profit as the Company has not yet achieved a scale of services sufficient to cover network costs. The Company will incur significant and increasing costs primarily attributed to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation and miscellaneous maintenance and operating expenses.

    OPERATING EXPENSES

    Operating expenses, consisting of research and development, marketing and sales, and general and administrative costs, were $12.7 million and $8.6 million for the three-month periods ended September 30, 1996 and 1995, respectively. Operating expenses for the nine months ended September 30, 1996 and 1995 were $34.0 million and $20.1 million, respectively. The increase in operating expenses on a period to period basis is attributable to the Company's rapid growth and to increasing research and development and marketing and sales expenditures. The Company expects to continue to spend a significant portion of its resources on research and development activities for the foreseeable future. Marketing and sales and general and administrative costs are expected to increase in the future as the Company seeks to sign new service agreements.

    RESEARCH & DEVELOPMENT. Research and development expenses are attributable largely to continuing system software, firmware and equipment development costs, prototype manufacturing, testing, personnel costs, consulting fees, and supplies. Research and development costs are expensed as incurred. The Company's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as the Company believes its software development is essentially completed when technological feasibility of the software and/or development of the related network hardware is established. Research and development expenses were $7.6 million and $5.7 million for the three-month periods ended September 30, 1996 and 1995, respectively. Research and development expenses for the nine months ended September 30, 1996 and 1995 were $20.6 million and $12.5 million, respectively. Research and development spending increases in 1996 and 1995 reflect primarily additions to the Company's engineering staff and costs associated with development of processes to retrofit utility meters for use in the CellNet network. Deployment of the Company's first network in 1995 resulted in increased materials used for prototypes, nonrecurring engineering charges associated with establishing relationships with third-party manufacturers and rapid changes to the firmware and software utilized in the

CellNet network. The Company expects that research and development expenses will increase in the near term for additional investments in research and development projects and in connection with the establishment of international operations.

    MARKETING & SALES. Marketing and sales expenses consist principally of compensation, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses were $1.5 million and $1 million for the three-month periods ended September 30, 1996 and 1995, respectively. Marketing and sales expenses for the nine months ended September 30, 1996 and 1995 were $4.4 million and $3.0 million, respectively. These expenses have increased due to the Company's increased efforts to sign new services agreements. The Company expects marketing and sales expenses to continue to increase in absolute dollars as the Company seeks to enter into new services agreements.

    GENERAL & ADMINISTRATIVE. General and administrative expenses include compensation paid to management and administrative personnel, recruiting costs, travel, and communications and other general administrative expenses, including fees for professional services. General and administrative expenses were $3.6 million and $1.8 million for the three-month periods ended September 30, 1996 and 1995, respectively. General and administrative expenses for the nine months ended September 30, 1996 and 1995 were $9.0 million and $4.7 million, respectively. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company increases staffing and continues developing information systems to support its planned growth. The Company may need to increase administrative expenditures in the longer term to expand domestic and establish international operations.

    INTEREST INCOME AND EXPENSE

    Prior to June 1995 the Company funded its liquidity needs primarily from the issuance of equity securities. In June and November 1995, the Company issued and sold a total of $325.0 million aggregate principal amount at maturity of the Company's 13% Senior Discount Notes due 2005 (the "Senior Discount Notes") and warrants (the "Note Warrants") for proceeds, net of issuance costs, of $169.9 million. Accordingly, the Company has earned interest income on the invested proceeds from the Senior Discount Notes and Note Warrants and has incurred significant interest expense from the amortization of the original issue discount on such debt.

    Interest income has been and will continue to be received by the Company from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by the Company for capital expenditures and operating and other expenses. Interest income is expected to be highly variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by the Company in its business. Interest income for the three-month periods ended September 30, 1996 and 1995 was $1.3 million and $1.8 million, respectively. Interest income for the nine months ended September 30, 1996 and 1995 was $4.8 million and $2.7 million, respectively.

    No interest on the Senior Discount Notes is payable prior to December 15, 2000. Thereafter until maturity in June 2005, interest will be payable semi-annually in arrears on each December 15 and June 15. The carrying amount of the Senior Discount Notes accretes from the date of issue and the Company's interest expense includes such accretion. Interest expense was $6.2 million and $4.1 million for the three-month periods ended September 30, 1996 and 1995, respectively. Interest expense for the nine months ended September 30, 1996 and 1995 was $17.5 million and $4.8 million, respectively.

    PROVISION FOR INCOME TAXES

    The Company has not provided for or paid federal income taxes due to the Company's net losses. A nominal provision has been recorded for various state minimum income and franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires significant amounts of capital for research and development in connection with the development of its proprietary wireless communications network and related products and services, for investments in the installation and testing of such networks and for related sales and marketing and general and administrative expenses. Historically, the Company has satisfied its liquidity requirements primarily through external financings, including private placements of equity and debt securities and interest income derived from the investment of the proceeds of its financing activities.

    In the first nine months of 1996 and 1995, net cash used in the Company's operating activities totaled $29.7 million and $15.9 million, respectively. Net cash used in operating activities resulted primarily from cash used to fund net operating losses.

    As of September 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $80.2 million. The decline of $63.6 million from December 31, 1995 was due primarily to the development and construction of the Company's wireless communications network.

    On October 2, 1996, the Company completed its initial public offering (the "Initial Public Offering") in which it sold 5,000,000 shares of its Common Stock at an offering price of $20 per share for net proceeds of $91.9 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Simultaneously with the close of the Initial Public Offering, the Company also received $1.2 million in proceeds from the cash exercise of warrants (the "Warrant Exercise") to purchase 495,918 shares of its Common Stock. In addition, on October 2, 1996, the Company completed certain direct placements (the "Direct Placements") in which it sold 1,579,404 shares of its Common Stock for net proceeds of approximately $28 million.

    In the first nine months of 1996, net cash used in investing activities was $31.8 million and in the first nine months of 1995, net cash provided from investing activities was $8.2 million. The Company's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property and equipment, and purchases, sales and maturities of short-term investments. The $31.8 million of net cash provided by investing activities in the first nine months of 1996 was largely attributable to proceeds of short-term investments. These proceeds exceed purchases of short-term instruments as the Company used the proceeds of short-term investments to fund its operating activities. The Company shortened the maturity of its portfolio of short-term investments to less than three months, which are classified, accordingly, as cash equivalents.

    Deployments of the Company's wireless communications networks will require substantial additional capital. In addition, funds will be required for further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered on the CellNet system. The Company expects that cash used for the construction and installation of networks and for the purchase of property and equipment will increase substantially as and when the Company obtains new services agreements, and that the Company will require significant amounts of additional capital from external sources. Sources of additional capital may include project or conventional bank financing, public and private offerings of debt and equity securities and cash generated from operating activities. To provide financing for installation of the Company's network under its UE services agreement, the Company has received a commitment from Toronto Dominion Bank for $25.0 million for a nine-year and three-month secured revolving credit facility on conventional bank financing terms. This commitment is subject to standard conditions including satisfactory documentation. The Company will pay Toronto Dominion Bank fees of up to $500,000 upon completion of this facility. This facility is expected to require the Company's St. Louis operations to meet certain revenue requirements and to limit the capital expenditures and indebtedness of such operations. The Company expects that a substantial portion of its future financing will be at the subsidiary level on a project basis. The Company expects to obtain third party financing for the construction of wireless networks, based on the projected cash flow expected to be generated from such projects, after it has entered into a long-term contract with a utility. The Company expects that the recurring revenue stream from the long-term services contract will support the amortization of debt raised for the project involved. The Company does not anticipate deriving positive cash flow from such operations for several years.

    The Company believes that existing cash, cash equivalents and anticipated interest income, including the net proceeds from the Initial Public Offering, Warrant Exercise and Direct Placements, will be sufficient to meet its cash requirements for at least the next 12 months. Thereafter, the Company expects that it will require substantial additional capital. The extent of additional financing will depend on the success of the Company's business. The Company expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Senior Discount Note Indenture or that may be contained in any additional financing arrangements. The Senior Discount Note Indenture contains certain covenants that limit the Company's ability to incur additional indebtedness. Future financings may be dilutive to existing stockholders. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures, which could limit the ability of the Company to meet its debt service requirements and could have a material adverse effect on its business and on the value of the Common Stock. See "Factors That May Affect Future Operating Results-- Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
  HISTORY AND CONTINUATION OF OPERATING LOSSES

    The Company has incurred substantial and increasing operating losses since inception. As of September 30, 1996, the Company had an accumulated deficit of $147.8 million, primarily resulting from expenses incurred in the development of the Company's wireless data communications system, marketing of the Company's NMR, distribution automation and other services, the installation of its wireless data communications networks and the payment of other normal operating costs.

    The Company does not expect significant revenues during the fourth quarter of 1996 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands its research and development and marketing efforts and installs additional networks. The Company's network service revenues from a particular network are expected to lag significantly behind network installation expenses until such network is substantially complete. If the Company is able to deploy additional networks, the losses created by this lag in revenues are expected to increase until the revenues from the installed networks overtake the costs associated with the deployment and operation of such additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. A large portion of the Company's limited revenues to date has been attributable to miscellaneous equipment sales and development and other contract revenues that are largely non-recurring and that the Company expects to decrease and remain at relatively insignificant levels over the next few years.

DEPENDENCE ON AND UNCERTAINTY OF UTILITY MARKET ACCEPTANCE

    The Company's success will be almost entirely dependent on whether a large number of utility companies sign long-term services contracts with CellNet. Any decision by a utility to utilize the Company's services will involve a significant organizational, technological and financial commitment by such utility. The utility industry is generally characterized by long purchasing cycles and cautious decision making. Utilities typically go through numerous steps before making a final purchase decision. These steps, which can take up to several years to complete, may include the formation of a committee to evaluate the purchase, the review of different technical options with vendors, performance and cost justifications, regulatory review and the creation and issuance of requests for quotes and proposals, as well as the utilities' normal budget approval process. Purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to reduce capital expenditures. Only a limited number of utilities have made a commitment to purchase the Company's services to date, and there can be no assurance as to when or if the Company will enter into additional services contracts or that any such agreement would be on favorable terms to the Company.

    Because automation of utility meter reading and distribution is a relatively new and evolving market, it is difficult to predict the future growth rate and size of this market. Utility companies are testing products from various suppliers for various applications, and no industry standard has been broadly adopted. The CellNet system is one possible solution for automated meter reading and distribution automation. There can be no assurance that the Company will be successful in achieving the large-scale adoption of its system. In the event that the utility industry does not adopt the Company's technology, or does so less rapidly than expected by the Company, the Company's future results, including its ability to service its indebtedness and achieve profitability, will be materially and adversely affected. In recent competitive bids, potential utility customers have from time to time selected competing systems to perform services offered by the Company.

UNCERTAINTY OF FUTURE REVENUES; INCREASING INSTALLATION COSTS; NEED FOR
  ADDITIONAL SERVICES CONTRACTS AND FLUCTUATING OPERATING RESULTS

    The timing and amount of future revenues will depend almost entirely upon the Company's ability to obtain new services agreements with utilities and other parties and upon the successful deployment and operation of the Company's wireless data communications networks. The signing of any new services contracts is expected to occur on an irregular basis, if at all. The Company expects that it will generally take two to four years to complete the installation of each network after a services contract has been signed. Service revenues from such networks are not expected to exceed the Company's capital investments and expenses incurred to deploy and operate such network for several years. The Company will not begin to receive recurring revenues under a services contract until portions of the network become operational, which is expected to occur no earlier than six months after installation begins. The Company's results of operations may be adversely affected by delays or difficulties arising in the network installation process. The cost of network deployments will be highly variable and depend upon a wide variety of factors, including radio frequency characteristics, the size of a service territory and density of endpoints within such territory, the nature and sophistication of services being provided, local labor rates and other economic factors.

    CellNet currently derives almost all of its revenues from long-term services contracts with a limited number of utilities. The Company will not generate sufficient cash flow to service its indebtedness or achieve profitability unless it enters into a significant number of additional services contracts. There can be no assurance that the Company will complete commercial deployments of the CellNet system under current utility contracts successfully or that it will obtain enough additional contracts on satisfactory terms for network deployments in a sufficient number of locations to allow the Company to achieve adequate cash flow to service its indebtedness or achieve profitability. The Company's operating results will fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including the rate at which utilities and other customers enter into new services contracts, general economic conditions, economic conditions in the utility industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by the Company or its competitors, the mix of services sold, pricing changes and new service introductions by the Company and its competitors and prices charged by suppliers. In response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or enter into strategic alliances or investments that could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTY OF ACCEPTANCE OF AND DEPENDENCE ON OTHER APPLICATIONS

    The Company's long-term business plan contemplates offering non-utility application services. The Company believes its future ability to service its indebtedness and to achieve profitability will be significantly dependent on its success in generating substantial revenues from such additional services. The Company currently has no services contracts which provide for the implementation of such services, and the Company has not yet demonstrated an ability to deploy such services on a commercial scale. In addition, unless utilities sign services contracts that enable the Company to deploy its wireless networks in their service areas, the Company may not be able to offer any such services in such areas or may be able to offer these services only on a limited basis.

SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT; SUBSTANTIAL FUTURE CAPITAL
  NEEDS

    The Company has substantial outstanding indebtedness and must begin paying cash interest on the Senior Discount Notes on December 15, 2000. The Company and its subsidiaries intend to incur substantial additional indebtedness, primarily in connection with installing future networks. As a result, the Company and its subsidiaries will have substantial debt service obligations. The Company's capital expenditures will increase significantly if new services contracts are signed, and the Company expects that its cash flow taking into account capital expenditures will be increasingly negative over the next several years. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow, which will be affected by its success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. The Company's ability to generate such cash flow is subject to a number of risks and contingencies. Included among these risks are: (i) the possibilities that the Company may not obtain sufficient additional services agreements or complete scheduled installations on a timely basis, (ii) revenues may not be generated quickly enough to meet the Company's operating costs and debt service obligations, (iii) the Company's wireless systems could experience performance problems or (iv) adoption of the Company's system could be less widespread than anticipated. Accordingly, there can be no assurance as to whether or when the Company's operations will generate positive cash flow or become profitable or whether the Company or its subsidiaries will at any time have sufficient resources to meet their debt service obligations. If the Company is unable to generate sufficient cash flow to service its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, particularly in light of the Company's high levels of indebtedness. In addition, the degree to which the Company is leveraged could have significant consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, research and development, acquisitions, and other general corporate purposes may be materially limited or impaired, (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness and therefore cannot be used in the Company's business and (iii) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

    The Company will require substantial additional funds for the development, commercial deployment and expansion of its networks, as well as to fund operating losses. The Company believes that its existing cash, cash equivalents and short-term investments including the net proceeds from the Initial Public Offering, Warrant Exercise and Direct Placements and anticipated interest income and other revenues, will be sufficient to meet its cash requirements for at least the next 12 months. Thereafter, the Company expects that it will require substantial additional capital. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, the Company may require additional equity or debt financing earlier than estimated in order to fund its working capital and other requirements. Future financings may be dilutive to existing stockholders. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

    Substantially all of the operations of the Company are and will be conducted through subsidiaries. Nonetheless, the Company has incurred significant indebtedness at the holding company level, and intends to incur substantial additional holding company indebtedness. The ability of the Company to service such indebtedness will depend on the availability of income and cash flow from its subsidiaries for distribution to the holding company. Such availability will depend on a number of factors, including the terms of financing agreements entered into by the Company's subsidiaries and restrictions arising under the laws of the jurisdictions wherein those subsidiaries conduct their businesses. The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Company's indebtedness or to make any funds available therefor, whether in the form of loans, dividends or otherwise. Any default in the payment of its debt obligations could seriously impair the value of the Common Stock.

    In the event that the Company is unable to generate sufficient cash flow and is otherwise unable to obtain funds necessary to meet required payments on its indebtedness, the Company could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness would have certain enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against the Company. In any such proceeding, the holders of the Company's debt would be entitled to receive payment of their claims prior to any distributions to equity holders. In addition, any holders of secured indebtedness of the Company and its subsidiaries would have certain rights to repossess, foreclose upon and sell the assets securing such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBSTANTIAL AND INCREASING COMPETITION

    The emerging market for utility NMR systems, and the potential market for other applications once a common infrastructure is in place, have led electronics, communications and utility product companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the CellNet system. The Company believes that its only significant direct competitor in the marketplace at present is Itron, Inc.

    There may be many potential alternative solutions to the Company's NMR services including traditional wireless solutions. Metricom, Inc., a provider primarily of subscriber-based, wireless data communications for users of portable and desktop computers; First Pacific Networks, a provider primarily of bandwidth efficient wireline communications technology; and Lucent Technologies are examples of companies whose technology might be adapted for NMR and who may become direct competitors of the Company in the future. Schlumberger is developing a fixed network system in cooperation with Motorola for meter reading as well. Schlumberger, Lucent Technologies and First Pacific Networks either have conducted, or are in the process of conducting, pilot trials of utility network automation systems. Established suppliers of equipment, services and technology to the utility industry such as Asea Brown

Boveri and General Electric could expand their current product and service offerings so as to compete directly with the Company, although they have not yet done so. Many of the Company's present and potential future competitors have substantially greater financial, marketing, technical and manufacturing resources, name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. While CellNet believes its technology is widely regarded as competitive at the present time, there can be no assurance that the Company's competitors will not succeed in developing products or technologies that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if the Company achieves significant success it could draw additional competitors into the market. Traditional providers of wireless services may in the future choose to enter the Company's markets. Such existing and future competition could materially adversely affect the pricing for the Company's services and the Company's ability to sign long-term contracts and maintain existing agreements with utilities. Competition for services relating to non-utility applications may be more intense than competition for utility NMR services. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

TECHNOLOGICAL PERFORMANCE AND BUILD-OUT OF THE SYSTEM; RAPID TECHNOLOGICAL
  CHANGE AND UNCERTAINTY

    The Company's initial target market is the monitoring, control and automation of utility companies' electric, gas and water distribution networks. There can be no assurance that unforeseen problems will not develop with respect to the Company's technology, products or services, or that the Company will be successful in completing the development and commercial implementation of its technology on a wider scale. The Company must complete a number of technical development projects and continue to expand and upgrade its capabilities in connection with such commercial implementation, the success of which cannot be assured. While the Company believes that it has developed the necessary hardware to install its endpoint devices on most of the standard electromechanical electric meters manufactured by the four largest U.S. electric meter manufacturers, there can be no assurance that the Company will be able to develop successfully a full range of endpoint devices required by utilities. The Company must also develop the hardware enhancements necessary to utilize its system on a commercial basis with gas and water meters. The Company's future success will be materially adversely affected if it is not successful or is significantly delayed in the completion of its hardware development programs.

    The Company's future success will also depend, in part, on its ability to enhance its existing hardware, software and wireless communications technology. The telecommunications industry has been characterized by rapid, significant technological advances. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities and personal communications systems ("PCS") have radically expanded communications capabilities and market opportunities. Future advances may render the Company's technology obsolete or less cost effective than competitive systems or erode the Company's market position. Many companies from diverse industries are seeking solutions for the transmission of data over traditional communications media, including radio, as well as more recently developed media such as cellular and PCS-based networks. Competitors may be capable of offering significant cost savings or other benefits to the Company's customers, and there can be no assurance that the Company will maintain competitive services or obtain appropriate new technologies on a timely basis or on satisfactory terms.

    The necessary development effort will require the Company to make continued substantial investments. The Company has encountered product development delays in the past affecting both software and hardware components of its system.

ACCESS TO RADIO FREQUENCY ("RF") SPECTRUM; REGULATION BY THE FEDERAL
  COMMUNICATIONS COMMISSION ("FCC")

    The Company will attempt to obtain exclusive usage of licensed bandwidth and/or secure its own licenses. CellNet licenses radio spectrum for its wireless networks in the top 60 MSAs in the U.S. sufficient to support its projected utility and non-utility applications with a margin for future growth. Enough frequency spectrum may not be available to fully enable the delivery of all or a part of the Company's wireless data communications services or the Company may be required to find alternative frequencies. The cost of obtaining such spectrum is currently difficult to estimate and may involve time delays and/or increased cost to the Company. The Company could also be unable to obtain frequency in certain areas. Any of these circumstances could have a material adverse impact on the Company's future ability to provide its network services and on the Company's business, operating results, financial condition and cash flow.

    The Company's network equipment uses radio spectrum and, as such, is subject to regulation by the FCC. In addition, CellNet intends to provide services as a private carrier. This status allows services to be provided pursuant to individual contracts without becoming subject to many of the statutory requirements and FCC and state regulations that govern the provision of common carrier services. The Company's network equipment uses both licensed RF spectrum allocated for multiple address system ("MAS") operations in the 928/952 MHz band and unlicensed spectrum in the 902-928 MHz band. In order to obtain a license to operate the Company's network equipment in the 928/952 MHz band, license applicants may need to obtain a waiver of various sections of the FCC's rules. Although the Company has obtained such waivers for its licensed systems routinely in the past, and expects the required waivers to be granted on a routine basis in the future, there can be no assurance that the Company will be able to obtain such waivers on a timely basis or to obtain them at all. In addition, as the amount of spectrum in the 928/952 MHz band is limited, issuance of these licenses is contingent upon the availability of spectrum in the area(s) for which the licenses are requested. The Company might not be able to obtain licenses to the spectrum it needs in every area in which it has prospective customers. The FCC's rules, subject to a number of limited exceptions, permit third parties such as CellNet to operate on spectrum licensed to utilities to provide other services. The Company plans to use these provisions of the FCC's rules to expand its CellNet system.

    The FCC requires that a minimum configuration of an MAS system be in operation within eighteen months from the initial date of the grant of the system authorization or risk forfeiture of the license for the MAS frequencies. The eighteen-month deadline may be extended upon showing of good cause, but there is no assurance that the FCC will grant any such extension. The Company is responding to this requirement by selectively building out transmission capacity in some areas where it does not yet have utility telecommunications services contracts and may permit licenses to lapse in certain areas.

    No license is needed to operate the Company's equipment utilizing the 902-928 MHz band, although the equipment must be certified by the Company and the FCC as being compliant with certain FCC restrictions on radio frequency emissions designed to protect licensed services from objectionable interference. While the Company believes it has obtained all required certifications for its products, the FCC could modify the limits imposed on such products or otherwise impose new authorization requirements, and in either case, such changes could have a material adverse impact on the Company's business. The FCC recently completed a new rulemaking proceeding designed to better accommodate the cohabitation in the 902-928 MHz band of existing licensed services with newly authorized and expanded uses of licensed systems, and existing and newly designed unlicensed devices like those used by the Company. In this proceeding, the FCC expressly recognized the rights of such unlicensed services to operate under certain delineated operating parameters even if the potential for interference to the licensed operations exists. The Company's systems will operate within those specified parameters. The FCC retains the right to modify those rules or to allow for other uses of this spectrum that might create interference to the Company's systems, which could, in either case, have a material adverse impact on the Company's business, operating results, financial condition and cash flow.

    While the Company intends to offer non-utility services as a private carrier and in accordance with FCC Rules, each such service offering would need to be reviewed relative to these rules. The FCC's rules currently prohibit the use of the MAS frequencies on which the Company is operating its systems for the provision of common carrier service offerings. In the event that it is determined that a particular service offering does not comply with the rules, the Company may be required to restructure such offering or to utilize other frequencies for the purpose of providing such service. There can be no assurance that the Company will gain access to such other frequencies. Future interpretation of regulations by the FCC or changes in the regulation of the Company's industry by the FCC or other regulatory bodies or legislation by Congress could have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL

    The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that its systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to exploit opportunities for the Company's services. An inability to manage growth, if any, could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

    The success of the Company is substantially dependent on its key management and technical personnel, the loss of one or more of whom could adversely affect the Company's business. All of the Company's employees and officers are employed on an at-will basis. Presently, the Company does not maintain a "key man" life insurance policy on any of its executives or employees. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract or retain highly qualified technical and managerial personnel in the future. An inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

UNCERTAINTY OF PROTECTION OF COPYRIGHTS, PATENTS AND PROPRIETARY RIGHTS

    The Company relies on a combination of trade secret protection, copyright, patent, trademark and confidentiality agreements and licensing arrangements to establish and protect its proprietary rights. The Company's success will depend in part on its ability to maintain copyright and patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. While the Company has obtained and applied for patents, and intends to file applications as appropriate for patents covering its products and processes, there can be no assurance that additional patents will be issued or, if issued, that the scope of any patent protection will be significant, or that any patents issued to the Company or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Since U.S. patent applications are maintained in secrecy until patents are issued, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, CellNet cannot be certain that it was the first creator of inventions covered by its issued patents or pending patent applications, that it was the first to file patent applications for such inventions or that no patent conflict will exist with other products or processes which could compete with the Company's products or approach. Despite the Company's efforts to safeguard and maintain these proprietary rights, there can be no assurance that the Company will be successful or that the Company's competitors will not independently develop patent technologies that are substantially equivalent or superior to the Company's technologies. Participants in the wireless industry, including competitors of the Company, typically seek to obtain patents which will provide as broad protection as possible for their products and processes. There is a substantial backlog of patents at the U.S. Patent Office. It is uncertain whether any such third-party patents will require the Company to alter its products or processes, obtain licenses or cease certain activities. An adverse outcome with regard to a third-party patent infringement claim could subject the Company to significant liabilities, require disputed rights to be licensed or restrict the Company's ability to use such technology. The Company also relies to a substantial degree upon unpatented trade secrets, and no assurance can be given that others, including the Company's competitors, will not independently develop or otherwise acquire substantially equivalent trade secrets. In addition, whether or not additional patents are issued to the Company, others may receive patents which contain claims applicable to products or processes developed by the Company. If any such claims were to be upheld, the Company would require licenses, and no assurance can be given that licenses would be available on acceptable terms, if at all. In addition, the Company could incur substantial costs in defending against suits brought against it by others for infringement of intellectual property rights or in prosecuting suits which the Company might bring against other parties to protect its intellectual property rights. From time to time the Company receives inquiries with respect to the coverage of its intellectual property rights, and there can be no assurance that such inquiries will not develop into litigation.

    In October 1996, Itron, Inc., one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota, alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. The Company believes, based on information currently known, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on its results of operations or financial condition.

    Although the Company has been granted federal registration of its "CellNet" trademark, another Company has filed a petition for cancellation in an attempt to challenge such registration which, if successful, would mean the Company could lose its registration and be required to adopt a new trademark and possibly a new or modified corporate name. CellNet could encounter similar challenges to its trademark and corporate name in the future. While the requirement to adopt a new trademark or new or modified corporate name could involve a significant expense and could result in the loss of any goodwill and name recognition associated with the Company's current trademark and corporate name, the Company does not believe this would have a long-term material adverse impact on its business, operating results, financial condition and cash flow.

DEPENDENCE ON THIRD-PARTY MANUFACTURERS; EXPOSURE TO COMPONENT SHORTAGES

    The Company relies and will continue to rely on outside parties to manufacture a majority of its network equipment such as radio devices and printed circuit boards. As the Company signs additional services contracts, there will be a significant ramp-up in the amount of manufacturing by third parties in order to enable the Company to meet its contractual commitments. The Company currently relies on single manufacturers for radio devices and for printed circuit boards. There can be no assurance that these manufacturers will be able to meet the Company's manufacturing needs in a satisfactory and timely manner or that the Company can obtain additional manufacturers when and if needed. Although the Company believes alternative manufacturers are available, an inability of the Company to develop alternative suppliers quickly or cost-effectively could materially impair its ability to manufacture and install systems. The Company's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. Although the Company believes that these manufacturers would have an economic incentive to perform such manufacturing for the Company, the quality, amount and timing of resources to be devoted to these activities is not within the control of the Company, and there can be no assurance that manufacturing problems will not occur in the future. A significant price increase, a quality control problem, an interruption in supply from one or more of such manufacturers or the inability to obtain additional manufacturers when and if needed could have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

    Certain of the Company's subassemblies, components and network equipment are procured from single sources and others are procured only from a limited number of sources. In addition, CellNet may be affected by general shortages of certain components, such as surface mounted integrated circuits and memory chips. There have been shortages of such materials generally in the marketplace from time to time in the past. The Company's reliance on such components and on a limited number of vendors and subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and cost. A significant price increase or interruption in supply from one or more of such suppliers could have a material adverse effect on the Company's business, operating results, financial condition and cash flow. Although the Company believes alternative suppliers of sub-assemblies, components and network equipment are available, the inability of the Company to develop alternative sources quickly or cost-effectively could materially impair its ability to manufacture and install systems. Lead times can be as long as a year for certain components, which may require the Company to use working capital to purchase inventory significantly in advance of receiving any revenues.

DEPENDENCE ON BUSINESS ALLIANCES

    A key element of the Company's business strategy is the formation of corporate alliances with leading companies. The Company is currently investing, and plans to continue to invest, significant resources to develop these relationships. The Company believes that its success in penetrating markets for non-utility applications of its network will depend in large part on its ability to maintain these relationships and to cultivate additional or alternative relationships. There can be no assurance that the Company will be able to develop additional corporate alliances with such companies, that existing relationships will continue or be successful in achieving their purposes or that such companies will not form competing arrangements.

POSSIBLE TERMINATION OF LONG-TERM CONTRACTS

    The Company expects that substantially all of its future revenues will be provided pursuant to long-term services contracts with utility companies and other parties. These contracts will generally be subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on CellNet's part to meet agreed NMR performance standards on a consistent basis over agreed time periods, subject to certain rights to cure any such failure. Each of the Company's existing services contracts also provides for termination of such contracts by the respective utility without cause in less than ten years, subject to certain reimbursement provisions. Such contracts also provide that CellNet will be required to compensate such utilities for the use of its system for non-utility applications. In the event that a services contract is terminated by a utility, the Company would incur substantial losses. A network's service revenues are not expected to exceed the Company's capital investments to deploy such network for several years. Termination or cancellation of one or more utility services contracts would have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

    The Company plans to expand into international markets and has begun initial marketing efforts. The Company does not anticipate that it will have any material international operations in the next 12 months. The Company anticipates that it will incur significant expenses in connection with the establishment of international operations. If revenues generated by international activities are not adequate to offset the expense of establishing and maintaining these activities, the Company's business, operating results, financial condition and cash flow could be materially adversely affected. International demand for the Company's services and systems is expected to vary by country, based on such factors as the regulatory environment, electric power generating capacity and demand, labor costs and other political and economic conditions. To date, the Company has no experience in developing a localized version of its wireless data communications system for foreign markets. The Company believes its ability to establish business alliances in each international market will be critical to its success. There can be no assurance that the Company will be able to successfully develop, market and implement its system in international markets or establish successful business alliances for these markets. In addition, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, any of which could adversely impact the Company's potential international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on its business, operating results, financial condition and cash flow.

    The Company's strategy is to pursue international markets through a proposed joint venture with Bechtel Enterprises, Inc. which could involve additional partners in a local operating project entity in a particular country. The Company may not have a majority interest or control of the board of directors of any such local operating project entity. The risk is present in any such joint venture in which the Company may determine to participate, that the other joint venture partner may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or the Company. The risk is also present that a joint venture partner may be unable to meet its economic or other obligations and that the Company may be required to fulfill those obligations. In addition, in any joint venture in which the Company does not have a majority interest, the Company may not have control over the operations or assets of such joint venture.

VOLATILITY OF STOCK PRICE

    The trading price of the Company's Common Stock has been volatile since the Company's Initial Public Offering in September 1996 and has been and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, the signing of long term services contracts, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the NMR services industry, revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the NMR services industry and general economic and market conditions. In addition, it is possible that in some future period the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Common Stock.

                  CELLNET DATA SYSTEMS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Although the Company has been granted federal registration of its "CellNet" trademark, in January 1995 Century Telephone Enterprises, Inc. ("Century Telephone") filed a petition for cancellation in an attempt to challenge such registration. The matter is currently pending before the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office. CellNet and Century Telephone are the sole parties in the action. If such challenge were successful, the Company could lose its registration and could be required to adopt a new trademark and possibly a new or modified corporate name. CellNet could encounter similar challenges in the future.

    In October 1996 Itron, Inc., one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. The Company believes, based on its current information, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on its results of operations or financial condition.

    On October 31, 1996, a complaint, SETTLE V. SEIDL, ET AL. No. 398464, was filed in the Superior Court of California for the County of San Mateo against the Company, certain of its officers and directors, and Morgan Stanley & Co., Inc. The complaint, which is a purported class action filed on behalf of the Company's stockholders, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. The Company believes that the allegations in the complaint are without merit and intends to defend the action vigorously. In the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on its results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits.

     3.1*  Amended and Restated Certificate of Incorporation filed on September 26,
           1996.

     3.2*  Bylaws.

     4.1*  Specimen Common Stock Certificate.

     4.2*  Indenture between the Registrant and The Bank of New York dated June 15,
           1995, including form of Senior Discount Note.

     4.3*  Warrant Agreement between the Registrant and The Bank of New York dated
           June 15, 1995, including form of Warrant.

     4.4*  Notes Registration Rights Agreement dated June 15, 1995 by and between the
           Registrant and Smith Barney Inc.

     4.5*  Warrants Registration Rights Agreement dated June 15, 1995 by and between the Registrant and Smith Barney Inc.

     4.6*  First Supplemental Indenture between the Registrant and The Bank of New
           York dated November 21, 1995.

     4.7*  First Supplemental Warrant Agreement between the Registrant and The Bank of New York dated November 21, 1995.

     4.8*  First Supplemental Notes Registration Rights Agreement dated November 21,
           1995 by and between the Registrant and Smith Barney Inc.

     4.9*  First Supplemental Warrants Registration Rights Agreement dated November
           21, 1995 by and between the Registrant and Smith Barney Inc.

    4.10*  Warrant Agreement between the Registrant and Axonn Corporation dated
           August 12, 1992.

    4.11*  Form of Warrant Agreement between the Registrant and Diablo Research
           Corporation.

    4.12* Stock Purchase Agreement dated September 6, 1996 between the Registrant and Northern States Power Registrant.

    4.13* Stock Purchase Agreement dated September 4, 1996 between the Registrant and Union Electric Development Corporation.

    4.14*  Stock Purchase Agreement dated September 16, 1996 between the Registrant and Bechtel Enterprises, Inc.

    10.1*  1996 Employee Stock Purchase Plan.

    27.1   Financial Data Schedule

------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-09537) Filed on September 24, 1996.

    b.  Reports on Form 8-K

    There have been no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CELLNET DATA SYSTEMS, INC.

Date: November 14, 1996         By:              /s/ PAUL G. MANCA
                                     -----------------------------------------
                                                   Paul G. Manca
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

                               INDEX TO EXHIBITS

 EXHIBIT                                                                        PAGE
----------                                                                      ----
        3.1* Amended and Restated Certificate of Incorporation filed on
             September 26, 1996.

        3.2* Bylaws.

        4.1* Specimen Common Stock Certificate.

        4.2* Indenture between the Registrant and The Bank of New York dated
             June 15, 1995, including form of Senior Discount Note.

        4.3* Warrant Agreement between the Registrant and The Bank of New York dated June 15, 1995, including form of Warrant.

        4.4* Notes Registration Rights Agreement dated June 15, 1995 by and between the Registrant and Smith Barney Inc.

        4.5* Warrants Registration Rights Agreement dated June 15, 1995 by and between the Registrant and Smith Barney Inc.

        4.6* First Supplemental Indenture between the Registrant and The Bank of New York dated November 21, 1995.

        4.7* First Supplemental Warrant Agreement between the Registrant and
             The Bank of New York dated November 21, 1995.

        4.8* First Supplemental Notes Registration Rights Agreement dated
             November 21, 1995 by and between the Registrant and Smith Barney
             Inc.

        4.9* First Supplemental Warrants Registration Rights Agreement dated
             November 21, 1995 by and between the Registrant and Smith Barney
             Inc.

        4.10* Warrant Agreement between the Registrant and Axonn Corporation dated August 12, 1992.

        4.11* Form of Warrant Agreement between the Registrant and Diablo
             Research Corporation.

        4.12* Stock Purchase Agreement dated September 6, 1996 between the
             Registrant and Northern States Power Registrant.

        4.13* Stock Purchase Agreement dated September 4, 1996 between the
             Registrant and Union Electric Development Corporation.

        4.14* Stock Purchase Agreement dated September 16, 1996 between the
             Registrant and Bechtel Enterprises, Inc.

       10.1* 1996 Employee Stock Purchase Plan.

       27.1  Financial Data Schedule

------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-09537) Filed on September 24, 1996.