Form 10-K405
period 1996-12-31
CELLNET DATA SYSTEMS INC
filed 1997-03-07
CIK 805956

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark         [X]     Annual Report pursuant to Section 13 or 15(d) of the Securities
One)                  Exchange
                      Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996

                                             OR

              [ ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934 [No Fee Required] for the transition period from to

                         Commission File Number 0-21409

                           CELLNET DATA SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                    94-2951096
(State or other jurisdiction incorporation or organization)     (I.R.S. Employer
Identification Number)

125 Shoreway Road, San Carlos, California 94070 (address of principal executive offices)
       Registrant's telephone number, including area code: (415) 528-6000

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES     [ ] NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 1997 was approximately $361,837,932 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At March 3, 1997 registrant had outstanding 39,653,472 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after December 31, 1996.

-----------------------------------------------------------------------------------------------

                                                                                           PAGE
-----------------------------------------------------------------------------------------------

PART I

    Item 1.        Business                                                                  3

    Item 2.        Properties                                                               24

    Item 3.        Legal Proceedings                                                        24

    Item 4.        Submission of Matters to a Vote of Security Holders                      25
-----------------------------------------------------------------------------------------------

PART II

    Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters    26

    Item 6.        Selected Consolidated Financial Data                                     26

    Item 7.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                  28

    Item 8.        Financial Statements and Supplementary Data                              46

    Item 9.        Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure                                                   62
-----------------------------------------------------------------------------------------------

PART III

    Item 10.       Directors and Executive Officers of the Registrant                       63

    Item 11.       Executive Compensation                                                   63

    Item 12.       Security Ownership of Certain Beneficial Owners and Management           63

    Item 13.       Certain Relationships and Related Transactions.                          63
-----------------------------------------------------------------------------------------------

PART IV

    Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.         64
-----------------------------------------------------------------------------------------------

SIGNATURES
-----------------------------------------------------------------------------------------------

                                   2 CELLNET

PART I

ITEM 1.  BUSINESS

THIS ITEM CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" UNDER "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE" AND ELSEWHERE IN THIS REPORT.

GENERAL

CellNet Data Systems, Inc. (the "Company" or "CellNet") designs, builds, owns and operates innovative wireless data communications networks capable of providing high-volume low-cost real-time status and event monitoring of up to several million fixed endpoints. The primary application of the Company's network is to provide network meter reading ("NMR") services to electric, gas and water utility companies pursuant to long-term contracts. The Company had 2,235,000 meters under long-term contracts, of which a total of 363,140 meters were in revenue service (being billed) under these contracts as of December 31, 1996. The Company has completed the installation of a network to provide NMR services to Kansas City Power & Light Company ("KCPL") and had installed approximately 365,000 meters on the network as of December 31, 1996. The Company expects to add an additional 50,000 meters to the KCPL network in 1997 and 1998. The Company is currently building a network for Union Electric Company ("UE") in St. Louis covering a total of approximately 800,000 meters, of which approximately 130,000 were installed on the network as of December 31, 1996. In addition, the Company has entered into separate services agreements with Northern States Power Company ("NSP") in Minneapolis, Pacific Gas & Electric Company ("PG&E") in San Francisco and Puget Sound Energy, Inc. (formed through the merger of Puget Sound Power & Light Company and Washington Energy Company) ("Puget") in Washington State, pursuant to which it has contracted to build wireless networks to provide NMR services covering an aggregate of approximately 1,115,000 additional meters, including 1,000,000 meters under the NSP Services Agreement, 100,000 meters under the PG&E Services Agreement and an initial installation consisting of 15,000 meters under the Puget Services Agreement.

CellNet also currently provides certain network distribution automation services to electric utility customers including monitoring and control of power distribution equipment. CellNet's network uses radio devices fitted to existing utility meters to read and report data from each meter every few minutes. Through efficient use of radio frequency spectrum, the Company's networks will have substantial additional capacity to service non-utility applications that require low-cost monitoring of fixed endpoints, such as home security and remote status monitoring of vending machines and office equipment. The Company is working with industry leaders in those markets to encourage further development of such applications.

CellNet, established in 1984, developed and sold non-communicating electronic meter registers with embedded memory capabilities. In 1991, the Company began to phase out such activities and focus on the development of NMR services and related networks.

                                   3 CELLNET

CellNet believes it has a first-to-market opportunity to offer wireless data communications services on a commercial scale for utility and selected non-utility applications. CellNet's network is distinguished by the following advantages:

    - infrastructure and operating costs sufficiently low to permit cost effective utility meter reading and other fixed point monitoring applications;

    - highly efficient use of spectrum -- the equivalent of approximately a single voice channel is needed to operate a network;

    - proprietary software specifically designed to manage real-time data collection from up to several million endpoints; and

    - open systems architecture designed to allow new applications to be added to the CellNet system.

Utilities are under increasing regulatory and competitive pressures. CellNet offers a primarily outsourced solution which enables utilities to offer time-of-use pricing plans, peak demand monitoring, real-time response to billing inquiries, real-time power outage detection, on-demand meter reads, customized billing functions and distribution automation. The Company believes its NMR services provide utilities with an effective solution to many of the demands created by the increased regulatory and competitive pressures within the utility industry. CellNet's system allows utilities to respond effectively to regulatory changes, reduce costs, defer capital spending and enhance their operating efficiencies.

The Company is actively targeting those utilities which operate in the 60 largest Metropolitan Statistical Areas ("MSAs"), which represent a majority of the 225 million electric, gas and water meters in the United States. The Company believes that utilities operating in these densely populated areas will be the first to experience heightened competitive and regulatory pressures, and as such, will be most likely to benefit from the Company's services. The Company believes that these competitive and regulatory pressures have prompted utilities in the United States to undertake increased measures to improve their efficiency and service levels. See "Risk Factors That May Affect Future Operating Performance -- Dependence on and Uncertainty of Utility Market Acceptance."

CellNet's proprietary technology enables the Company to make extremely efficient use of spectrum. As a result, relative to other wireless services, the Company has been able to acquire frequency at a very low cost. The Company had capitalized $947,000 for license fees and related acquisition expenses attributable to spectrum acquisition costs as of December 31, 1996 and has acquired 56 spectrum licenses in 46 of the top 60 MSAs. The Company believes that it will be able to obtain additional spectrum if required, but does not know whether it will be able to continue to do so at low cost, particularly if such spectrum becomes subject to auction. The Company has focused its spectrum acquisition strategy on these top 60 markets. See "Risk Factors That May Affect Future Operating Performance -- Access to Radio Frequency Spectrum; Regulation by the Federal Communications Commission."

The Company believes its spectrum-efficient networks will have substantial excess capacity to service non-utility applications requiring low-cost monitoring of fixed endpoints. Potential non-utility applications of the Company's systems include home security, remote status monitoring of vending machines, office equipment, parking meters and other equipment, and remote control of traffic lights. The Company is working with industry leaders such as Energy Connections, an Ameritech/Wisconsin Energy joint venture, Hewlett Packard, Honeywell, Inc., Real Time Data, Inc., Interactive Technologies, Inc. and Process Systems (PSI), Siemens Energy and Automation, Inc.
/ Siemens Measurements Ltd. to develop such applications. The Company believes that its utility networks will

                                   4 CELLNET
provide an excellent platform to position the Company as a leading wholesale provider of wireless data communications services for such non-utility applications.

The Company believes that a significant international market also exists for its services with several hundred million electric, gas and water meters outside of the United States and comparable opportunities for non-utility applications. The Company's strategy is to pursue international markets through a proposed joint venture with Bechtel Enterprises, Inc. ("BEn"). The joint venture, BCN Data Systems L.L.C., is expected to concentrate its initial efforts in the United Kingdom and Southeast Asia.

CHANGES IN THE ELECTRIC UTILITY INDUSTRY

The utility industry is in transition. The traditional utility structure, consisting of a vertically integrated system operating as a natural monopoly with rates set in relation to cost, has presented utilities with little incentive to improve service quality or operating efficiency. Similar to the regulatory evolution that has already taken place in the transportation and telecommunications industries, customer demands and regulatory mandates by Federal and state governments are forcing utilities to transform themselves from regulated monopolies into competitive enterprises. While regulatory initiatives vary from state to state, many involve a shift from rate-of-return ratemaking, in which a utility's rates are determined by its return on assets, to performance-based ratemaking, in which a utility's rates and profitability are based upon its cost, efficiency and service quality. The gas utility industry has already been transformed. Today, commercial and industrial customers can negotiate to purchase gas directly from producers or brokers, while utilities are required to provide transportation of such gas to customers' facilities.

The restructuring of the electric utility industry is underway. In recent months, several major electric utilities have entered into merger agreements and other consolidation transactions in connection with this restructuring. The restructuring has also focused on opening the electric power production industry, in certain markets, to full competition in the next few years, and ultimately providing customers access to multiple suppliers. Federal legislation, such as the National Energy Policy Act of 1992 (the "EP Act"), has eased restrictions on independent power producers in an effort to increase competition in the wholesale electric power generation market. As a result, the construction of cogeneration facilities and independent power production facilities has been increasing, creating lower cost alternatives for large commercial and industrial customers. Further, the EP Act authorized the Federal Energy Regulatory Commission ("FERC") to mandate utilities to transport and deliver, or "wheel" energy for the supply of bulk power to wholesale, but not retail, customers. In order to facilitate the transition to increased competition in the wholesale power markets made possible by the EP Act, in April 1996 FERC issued its final rules that require utilities to (i) establish open access to all wholesale sellers and buyers, (ii) offer power transmission service comparable to what they provide themselves and (iii) take power transmission service under the same tariffs offered to other buyers and sellers.

The EP Act granted individual states the sole authority to mandate the wheeling of electric power to retail customers. Regulatory and legislative activity at the state level regarding retail wheeling has recently increased dramatically. California is among those states implementing retail wheeling, and pursuant to the California Public Utility Commission's plan, utilities will be required to offer some or all customers (depending upon the Commission's decision on a phase-in of the plan) the ability to choose their electricity supplier in 1998, with all customers having this ability by 2003. California is one of four states, including Pennsylvania, Rhode Island and New Hampshire, where legislation is in place to mandate retail wheeling. Regulators in New York, Massachusetts, Michigan, New Hampshire, Vermont and other states have ordered utilities to file restructuring plans which would address, among other competitive issues, a schedule for implementing retail wheeling over the next several years. Other states are in various stages of considering the implementation of retail wheeling, both at legislative and regulatory levels.

                                   5 CELLNET

The trend toward retail wheeling and heightened competition are leading many utilities to implement initiatives in the following areas:

INCREASE OPERATING EFFICIENCIES. Utilities are seeking to reduce operating costs through increased automation and improved information processing. In particular, many utilities have focused on the inefficiencies of the traditional once-a-month drive-by or walk-by meter reading process. In addition to the direct expense of monthly meter reading, manual processes create significant indirect expenses. These include responding to customer billing service inquiries and complaints, meter reading errors, missed meter reads, special appointment meter reads to determine and correct errors, and service calls to discontinue and to initiate service. Utilities are also seeking to improve detection of energy theft, which is estimated to cost many millions of dollars per year.

DEFER CAPITAL EXPENDITURES. Utilities must build plant capacity to meet the anticipated peak demand for energy on a daily and seasonal basis with an excess capacity margin to respond to extraordinary demand peaks caused by extreme weather conditions. Power plant expansions are costly and investments in such capacity may not be fully compensated by ratemaking authorities. Reducing peak demand allows utilities to defer or avoid additional plant construction or costly peak power generation with standby power generating facilities. Unlike phone companies, which offer time-of-use rates to discourage consumption during peak periods, utilities are currently unable to implement time-of-use plans for any but their largest customers due to inadequate real-time information about customer power usage.

IMPROVE SERVICE QUALITY. In response to the emerging competitive environment, leading utilities are seeking to improve and differentiate their services by offering their customers different billing plans, remote move in/move out meter reading, multi-location bill aggregation and other innovations. In addition, utilities are seeking to respond to regulatory and public pressure to improve their ability to detect and respond to power outages.

ENHANCE INFORMATION SYSTEMS. To implement time-of-use pricing and other sophisticated pricing plans, retail wheeling, real-time power outage detection and the other services described above, electric utilities will require extremely accurate and timely data regarding energy consumption by customers. However, adequate automated systems have not been available. Some utilities have simplified and automated the manual meter reading process to a limited degree through the use of hand-held and drive-by meter reading equipment, commonly referred to as automated meter reading ("AMR"). An AMR device polls meters on a meter reading route, usually on a monthly basis, and the consumption data is then transmitted to the utility's information system. Periodic meter readings, even when "automated" by such equipment, do not provide the necessary data to implement these regulatory and competitive initiatives.

THE CELLNET SOLUTION

CellNet has designed, developed and is now commercially deploying in scale the first wireless data communications network designed to provide high-volume real-time status and event monitoring of up to several million endpoints. Since the primary application of the network is to provide NMR services to utilities, the network has been designed to meet the utility industry's cost requirements, information needs and rigorous design specifications. CellNet's network uses radio transmitters fitted to existing meters to read and report data from each meter every few minutes. CellNet uses inexpensive radio devices and proprietary software in its networks, deploys certain network components primarily on utility power poles, and requires minimal frequency spectrum to operate its system. As a result, the Company believes that for large scale installations it will be able to provide basic NMR services at a cost to the utility of less than $1 per month per meter.

                                   6 CELLNET

CellNet's system enables utilities to better serve their customers by offering enhanced services such as:

    - time-of-use and demand energy rates;

    - real-time response to billing inquiries;

    - real-time power outage detection, location and notification;

    - remote verification of "power on" and outage restoration;

    - on-demand meter reads;

    - customer-selected billing dates and consolidated, multi-location billing;

    - automatic move in/move out meter reading;

    - distribution automation; and

    - access for utility customers to consumption, rate and billing information via the Internet.

In addition, CellNet's system allows utilities to respond effectively to regulatory changes, reduce costs, defer capital spending and enhance their operating efficiencies, thereby deriving benefits in the following areas:

RESPOND EFFECTIVELY TO REGULATORY INITIATIVES. If retail wheeling is adopted, consumers will contract to buy electricity from specific power providers, but all such power providers will supply electricity to the local electrical network, which will then distribute power to all consumers. Monthly meter reading allows power providers to determine aggregate usage, but not to determine time of use, a critical requirement to implement retail wheeling. By providing real-time data on each consumer's power usage, CellNet enables utilities to effectively implement retail wheeling and avoid the installation across their territories of individual time-of-use meters, which could cost more than $150-$200 at each service endpoint.

REDUCE CAPITAL INVESTMENTS. CellNet's NMR services will enable utilities to adopt time-of-use billing plans, which can be used to motivate consumers to shift discretionary consumption to off-peak periods. Reducing peak demand may enable utilities to defer or avoid costly plant construction. In addition, by allowing CellNet to build and maintain the wireless network, the utilities avoid both the technological risk and capital outlay of developing and deploying NMR systems.

REDUCE OPERATING COSTS AND ENHANCE OPERATING EFFICIENCIES. Through automation, CellNet's wireless data network helps utilities to reduce the direct and indirect operating costs associated with manual meter reading. In addition, CellNet's network enables distribution automation capabilities which include monitoring and control of power distribution equipment as well as meters. Using the CellNet network, utilities can manage many aspects of the delivery of electricity, including the ability to detect power outages, monitor and control circuit breakers, monitor the load on transformers, control circuits to isolate faults on feeder power lines, and switch automatically among capacitor banks to produce constant voltage levels. As a result, problems may be detected earlier and solved more quickly, operations may become more reliable and service fleets may be more efficiently deployed and dispatched as outages can be more readily pinpointed within the utility's service territory. Such capabilities also enable a utility to reduce energy theft through quick detection of meter tampering.

                                   7 CELLNET

RESPOND TO COMPETITIVE PRESSURES. CellNet's networks enable utilities to profile their customers' power usage and to enhance and differentiate service offerings through innovative billing plans and other programs. In addition, utilities may elect to provide non-utility services connected with the CellNet network, as such services are developed. These services could enable utilities to obtain new revenue sources and, through bundling of such applications, further differentiate their services.

BUSINESS STRATEGY

The Company intends to deploy and operate a series of wireless data communications networks and to earn recurring revenues by providing NMR services to utilities and/or other clients by using the network to support a variety of non-utility applications. Principal elements of CellNet's strategy are to (i) focus on utility markets, (ii) promote development of non-utility applications,
(iii) form strategic alliances, (iv) pursue international expansion, and (v) outsource a substantial portion of its manufacturing and installation activities.

In a number of states (Arizona, California, New Jersey and Massachusetts), the public utility commissions that regulate electric utilities have provisionally ruled that the "unbundling" of metering, billing, and collection services is a necessary condition to developing a competitive market in electric and energy services. Unbundling implies that a third party, such as a power marketer, would be free to own the electric meter that measures usage and attaches to a commercial, industrial or residential customer's premise. The traditional owner of the meter has been the electric utility which has had a monopoly in providing metering, billing, and collection services. Unbundling, therefore, will likely subdivide the Company's market in the future. As such, the Company may contract in the future not only with utilities but also with other third parties such as power marketers that wish to enter the metering business. The subdivision of the Company's market may also require other adaptations of the Company's traditional business model including (i) joint ventures or alliances with utilities to form and own metering companies, (ii) contracts of shorter duration than those the Company has previously entered into, (iii) deployments with utilities aimed at high-value commercial and industrial customers, with other customers to be added over time, and (iv) contracts and deployments with non-regulated third party entities that desire to enter the metering business. Although unbundling may force the Company to adapt its business strategy and to accept a measure of increased financial risk in certain cases in order to meet changing market circumstances, unbundling also will require the application of the Company's meter reading technology (or comparable technology) in order to implement it.

FOCUS ON UTILITY MARKETS

The Company is initially targeting those utilities which operate in the 60 largest MSAs, which represent a majority of the 225 million electric, gas and water meters in the United States. The Company believes that utilities operating in these densely populated areas will be the first to experience heightened competitive and regulatory pressures, and as such, will have the greatest need to adopt NMR. These MSAs also offer the greatest potential markets for non-utility applications. The Company is also pursuing selected utilities outside of the top 60 MSAs.

PROMOTE DEVELOPMENT OF NON-UTILITY APPLICATIONS

Through the efficient use of spectrum, each CellNet network will have the capacity, after serving all of a utility's NMR and distribution automation requirements, to support non-utility services that would benefit from the availability of a low-cost wireless network. The Company is working with leading manufacturers and application developers in order to promote the development of products and services capable of using the CellNet networks. Potential applications include the following:

    - security services for home security, fire alarm and personal safety devices;

                                   8 CELLNET

    - remote status monitoring for vending, postage, change and commercial washing machines, office and factory equipment, and intelligent home devices, such as remote control thermostats; and

    - intelligent transportation monitoring systems for traffic lights, parking meters and toll booths.

The Company believes that its low monthly network service prices will substantially increase the likelihood of market acceptance of existing applications and enable potential new applications. Wireless home security systems are an example of an existing application that might achieve greater market penetration if equipment and service costs were reduced by using a CellNet network. CellNet is working with Interactive Technologies, Inc., a leading provider of wireless home security systems, to develop an affordable security system that would communicate over a CellNet network. A preliminary field trial is presently being conducted. Additionally, remote monitoring of vending machines would substantially reduce the cost of servicing those machines. Real Time Data, Inc. ("RTD") has developed a vending machine monitoring device which tracks product sales and inventory. RTD and the Company have been working together to integrate RTD's devices with the Company's networks and have a commercial field trial currently underway.

FORM STRATEGIC ALLIANCES

The Company is forming strategic alliances with leading companies and certain utilities to promote the development and joint marketing of complementary products or services for utility applications and the development of non-utility applications whose traffic would be carried on CellNet networks. CellNet is currently working with the following leading companies.

ENERGY CONNECTIONS, AN AMERITECH / WISCONSIN ENERGY JOINT VENTURE. The Company is working with Ameritech and its partner, Wisconsin Electric Power Company, on the development and joint marketing of a high-end, two-way, in-home terminal for remote control of home security, lighting, environmental and other home systems.

GENERAL ELECTRIC COMPANY ("GE"). GE and the Company have entered into a non-binding memorandum of understanding ("MOU") to jointly market to utilities, on a non-exclusive basis, automated NMR solutions that incorporate both parties' products. GE has installed CellNet radio devices on new GE meters on a trial basis.

HEWLETT-PACKARD ("HP"). The Company and HP are working on a number of projects for cooperative marketing of utility applications such as systems integration, data storage, transformer load analysis, energy theft analysis, power quality measurement, and equipment and status monitoring. This nonexclusive relationship, pursuant to a non-binding MOU, provides for joint marketing, technology exchange and joint proposals to utilities.

HONEYWELL INC. Honeywell has entered into a non-binding MOU with the Company relating to the creation of "smart communicating thermostats" that would serve as the key elements in a home-based energy management system. The parties also plan to collaborate on identifying other in-home automation products that could leverage Honeywell's extensive line of environmental control products with CellNet's wireless technology.

INTERACTIVE TECHNOLOGIES, INC. ("ITI"). The Company has entered into an agreement with ITI, a leading provider of wireless, in-home security systems, to develop moderately-priced security systems based on ITI's existing security devices and CellNet's wireless technology.

RTD. As described above, RTD, a developer of remote vending machine monitoring systems, has entered into an agreement with the Company to integrate its vending machine monitoring system with the Company's wireless network technology.

                                   9 CELLNET

CONNEXT, INC. ("CONNEXT"). The Company has entered into a joint marketing agreement with ConnexT, a subsidiary of Puget which provides network-based application services to utility companies, whereby the parties agree to assist each other in marketing their respective products and services to both companies' existing and prospective utility customers.

PROCESS SYSTEMS (PSI), SIEMENS ENERGY AND AUTOMATION, INC. / SIEMENS MEASUREMENTS LTD. The Company is working with PSI, a Siemens business unit, to integrate PSI's Energy Analyzer Plus software for collecting data over the public switched telephone network (PSTN) from a variety of high-end electric and gas meters with the CellNet system, so as to enable the Company to offer multi-technology NMR services. A subsidiary of the Company is also working with Siemens Measurements in the United Kingdom to license CellNet's radio technology for integration with Siemens' electric and gas metering products, allowing them to communicate over CellNet's networks.

METRETEK, INC./MARCUM NATURAL GAS SERVICES, INC. The Company is also working with Metretek, Inc., a subsidiary of Marcum Natural Gas Services, Inc. in order to offer a combination of wireless and telephone-based services to the gas utility industry. Metretek's telephone-based data collection and management software is intended to be integrated into the Company's wireless data communications system, enabling the Company to provide multi-technology NMR services, allowing utilities to reach a larger percentage of their customers. Additionally, the Company's wireless data communications technology is intended to be incorporated into Metretek's new and existing products, enabling data collected from industrial, commercial and residential gas meters, volume correctors and other Metretek products to be communicated over CellNet's wireless networks.

PURSUE INTERNATIONAL EXPANSION

With several hundred million utility meters located outside of the United States and with comparable opportunities to use the CellNet system for utility and non-utility applications, the international market offers significant additional opportunities for the Company.

In September 1996, the Company entered into a letter of intent ("Letter of Intent") with BEn to form an international joint venture (the "Joint Venture") that would have the exclusive right to deploy and operate the Company's wireless data communications system in countries outside of the United States. The Joint Venture would be 50% owned by each party and would be operated independently. The Company would license its technology to the Joint Venture and the Joint Venture would sublicense that technology to individual local operating project entities in which the Joint Venture would invest and generally maintain operating control. The managing board of the Joint Venture would be composed of an equal number of representatives from each party and would review and approve all major business decisions. Formation of the Joint Venture remains subject to the negotiation and execution of definitive agreements between the parties upon mutually acceptable terms. The parties have formed BCN Data Systems L.L.C. for this purpose and have commenced operations. The parties are in the process of negotiating the definitive agreements but have not yet concluded such agreements. Although the Company expects that the parties will conclude such agreements in the near term, no assurance can be given that they will be able to do so on acceptable terms, or at all.

In considering international expansion opportunities for the CellNet system, the Joint Venture intends to target markets characterized by (i) a well-developed utility infrastructure, (ii) demand for low-cost monitoring, (iii) a progressive regulatory climate favoring increased efficiency, customer service and competitive access, and (iv) well-capitalized, established and reliable local partners.

The Joint Venture is expected to concentrate its initial efforts in the United Kingdom and Southeast Asia.

                                   10 CELLNET

OUTSOURCE SUBSTANTIAL MANUFACTURING AND INSTALLATION ACTIVITIES

The Company outsources a substantial portion of its manufacturing and installation activities. As a result, CellNet leverages the size and capabilities of key suppliers to take advantage of manufacturing economies of scale, reduce component pricing through bulk purchasing, and have access to manufacturing capacity and resources to meet highly variable production requirements. The Company will retain overall network construction responsibility, but intends to rely on local subcontractors for installation, primarily those who have long working relationships with CellNet's utility customers. The Company believes that outsourcing installation activities will reduce the start-up time and the Company's investment risk for each project.

WIRELESS COMMUNICATIONS INDUSTRY OVERVIEW

CellNet operates within the wireless communications industry, which includes personal communications services ("PCS"), specialized mobile radio ("SMR"), microwave, cellular (including cellular digital packet data ("CDPD") ), paging and multiple address radio system ("MAS") segments, among others. The two principal categories of commercial wireless applications are voice and data transmission. Within those broad categories, service requirements for specific applications vary substantially in terms of quality, speed, capacity, mobility, two-way capability, geographical coverage and cost. In general, products which provide for greater mobility and capacity are more expensive. As a consequence, the market for wireless services is segmented, matching specific service requirements with the most suitable wireless technology.

CellNet's system is designed to utilize small amounts of spectrum and to provide low-cost, high-volume, real-time monitoring of fixed endpoints. The Company believes other telecommunications applications or market segments are not as well suited for use in NMR and similar applications except in limited cases such as high-use industrial metering, where the increased equipment and service costs might be justified by high rates of power consumption, or in certain rural applications, where the cost of installing and operating a fixed network on a per meter basis might be higher. Competing service applications are therefore expected to develop largely within the segment of the wireless communications market in which CellNet now operates.

CellNet's network architecture and the nature of the markets that it serves differ significantly from traditional cellular companies, thereby resulting in potential advantages for CellNet in providing NMR services which include:

POTENTIAL FOR LOWER MARKET ADOPTION RISK. To date, the Company has constructed its large scale commercial networks after entering into a long-term relationship with a utility or other client. In such circumstances, the Company does not need to finance construction of networks in anticipation of obtaining customers.

LOWER CHURN/PENETRATION RATE. Unlike the customer bases for other wireless, voice and data service providers where customers can easily switch to a competitive provider, CellNet's subscriber endpoints do not experience frequent change or "churn" and the Company gains 100% penetration within each contracted market. The marketing and administrative costs typically associated with churn, and the capital risk associated with variable penetration rates, are thus eliminated. Further, due to inflation escalation clauses in the Company's services agreements, the Company believes that the value of its revenue per endpoint in real terms will likely be maintained over time.

HIGHER CUSTOMER CREDIT QUALITY. CellNet receives its contract service revenue directly from utilities rather than from individual subscribers. As a result, the Company experiences less credit risk and generally lower billing expenses than other wireless communication providers.

                                   11 CELLNET

MORE EFFICIENT DEPLOYMENT. Cellular and PCS cell sites are frequently costly and can be difficult to obtain. The modularity of the CellNet system and the efficient size of its components facilitate inexpensive deployment of scalable networks. The Company's system components have been designed to fit on utility power poles or, where necessary, on buildings or other structures. As the electric utility is its primary customer, CellNet has access to utility poles, transmission towers, and various properties for deployment. Radio devices, which represent the bulk of network components, are simply "plugged in" as newly retrofitted meters to replace an existing meter. The Company's MCCs (as defined below) typically take two hours to install and its CellMasters (as defined below) less than a week to install, providing a network which can be deployed swiftly and efficiently. The system is also scalable, thereby allowing coverage regardless of the size of the utility service area.

MORE EFFICIENT SYSTEM DESIGN. Cellular telephone networks are designed for peak usage, with a large percentage of the network underutilized for much of the day. The CellNet network gathers information from its endpoints consistently around the clock and therefore does not encounter the peak usage problems typically experienced by cellular phone service providers.

LOWER FREQUENCY COSTS. Cellular, PCS and other two-way wireless systems typically require a large amount of spectrum which can be very costly to obtain. Because the Company is able to utilize a small amount of frequency for a wide metropolitan area (the equivalent of approximately a single cellular voice channel), it is not subject to the substantial frequency costs associated with wireless communications companies even if any additional frequency it might require were subject to auction.

TECHNOLOGY

CellNet's NMR system has been developed specifically to offer real-time, low-cost, high volume wireless data communications services. Such services require (i) inexpensive endpoint devices, (ii) the ability to support a wide range of applications, (iii) reliable, consistent service over a wide area, (iv) the capacity to handle simultaneous transmission and processing of a large volume of data, (v) integrated communications and applications support software, and (vi) efficient use of bandwidth to minimize spectrum acquisition costs.

To meet these cost and data handling requirements, CellNet has designed a system which uses a two-tiered wireless network hierarchy managed by a central system control center which collects, concentrates, forwards and manages data from many fixed endpoints. The elements of this communications hierarchy include:

    - endpoint devices which transmit data relating to the equipment they are monitoring or controlling, such as utility meters;

    - MicroCell Controllers ("MCCs") which manage the endpoint devices in their local coverage area (as part of a local area network or "LAN") and which collect and process data transmissions from such endpoint devices;

    - CellMasters which gather data from MCCs located in a wide coverage area (as part of a wide area network or "WAN") and which communicate that data to a central System Controller; and

    - a System Controller which manages the entire network and operates the application gateways for integration with the client's own data systems.

ENDPOINT DEVICES. The subscriber unit of the CellNet system is a relatively inexpensive low-power radio device which is attached to a stationary data source, such as a utility meter, to collect and transmit information to an MCC and typically includes a transceiver or transmitter. The Company has developed endpoint devices for electric utility applications which may be retrofitted to each of the four major types of utility meters presently being used by

                                   12 CELLNET
electric utilities in the United States. These endpoint devices currently collect time of use, customer demand and load profile data from an electric meter and transmit such information to the local area MCC once every few minutes. Electric meter endpoints are also able to transmit "distress signals" indicating meter tampering or power outages. The Company began introducing its commercial endpoint devices for gas meters in 1996 and expects to complete the development of and to introduce additional models in 1997. The Company is continuing its development of endpoint devices for water meters, which it expects to introduce by year end 1997, and two-way radio devices for advanced NMR applications, some of which it expects to introduce early next year. The Company is also working with industry leaders to develop endpoint devices for non-utility applications. See "-- Business Strategy -- Form Strategic Alliances."

MICROCELL CONTROLLERS. An MCC is a device which is mounted on a utility pole or other fixed location in the center of a microcell and which routes data from all of the endpoints in the microcell to the CellMaster via the WAN. The number of endpoint devices in each microcell depends on a number of factors, including topography and population density. In addition to functioning as a router, the MCC is an intelligent node in the distributed control system and has a powerful microprocessor which enables it to perform data storage, packet routing and voltage and power outage monitoring for endpoint devices in its microcell area. Each MCC also has extensive network management capabilities which permit new endpoint devices to be added automatically without interfering with the handling of data from existing endpoints. This architecture allows CellNet to significantly reduce the cost of the endpoint device itself and increases the potential data throughput of an entire network, as most of the intelligence is provided at the MCC level. The MCC communicates with the endpoint devices in its microcell in the 902-928 mHz band, which is an unlicensed portion of spectrum.

CELLMASTERS. A CellMaster generally communicates with anywhere from 50 to 200 MCCs and RTUs (as defined below) over an area typically covering approximately 20-75 square miles (2.5-5-mile radius). Each CellMaster incorporates network management software which manages traffic scheduling, radio frequency power controls and signal monitoring. CellMasters are built with redundant hardware, are ruggedly constructed for extreme weather, and can perform automatic switchovers between system components in case of failure. The WANs covering specific utility customer service areas are composed of a number of CellMaster units. A CellMaster communicates with the MCCs using a radio link in the 928/952 mHz band, which is a licensed portion of spectrum.

RTUS. Remote Terminal Units ("RTUs") monitor and operate equipment at specific points in a utility's distribution system. CellNet integrates a two-way radio device into RTU equipment manufactured for a utility by other parties, which enables remote operation of these RTUs. By providing a means of remote monitoring and controlling of power distribution equipment, CellNet's system enables utilities to monitor and control circuit breakers, monitor the load on transformers, control circuits to isolate faults on feeder power lines, and switch automatically among capacitor banks to provide constant voltage levels.

SYSTEM CONTROLLERS. The System Controller provides the link from the CellMasters to the client's corporate data network and serves as the network management platform. The System Controller consists of a cluster of UNIX-based workstations operating over a network using standard TCP/IP protocols. Such a configuration is extremely scaleable as it can be expanded to meet system requirements simply by adding additional workstations. The System Controller supports a variety of radio-based and leased line data links to each CellMaster in the network. These links are redundant for added reliability. At the local systems operations center, the System Controller provides customized gateways to testing client data systems. The System Controller enables CellNet's on-site system operator, who manages the network for CellNet's utility clients, to manage traffic, monitor performance and configure network devices. As non-utility applications are deployed, the Company may integrate additional server devices to manage such non-utility applications at the System Controller level.

                                   13 CELLNET

CellNet's MCC and CellMasters are equipped with back-up batteries and power supply. CellNet's System Controllers also have available back-up power capability.

The Company also operates the CellNet Central Operations Room ("CCOR") at its San Carlos, California facilities which monitors performance of all regional System Controllers and is able to assume operations of the regional networks ff the local System Controller experiences a failure. The Company operates a private national data network to link these regional sites using third-party carrier services.

SYSTEM SOFTWARE. CellNet believes that one of its key enabling technologies is the software which facilitates operation of a large-scale NMR system. While certain "off-the-shelf" networking approaches work well in a wireline environment with expensive computers and workstations, the ability to operate in a wireless environment under extreme conditions at low cost has required the development of a sophisticated network architecture. CellNet's network solution is based on distributed computing and messaging technologies which enable intelligence to be decentralized and ensure efficient use of spectrum. The CellNet Network Operating System ("NOS") is a proprietary system that provides sophisticated network communication services between the System Controller and the CellMaster units, RTUs, MCCs and endpoint devices. It is a scaleable system that has been specifically designed to ultimately handle millions of endpoints in a single regional network. Extensive real-time diagnostic and network management features manage traffic, monitor system performance and enable network configuration as data is collected and delivered to users. The CellNet NOS is able to maintain fast response times and system capacity by distributing a significant portion of the network's computing power at the MCC level.

The NOS offers the benefits of incrementally adding processing power as well as supporting remote operations required for redundancy and backup operations. As such, an entire regional system can be switched quickly from one System Controller to another in the event of failure. The CellNet NOS is also able to segregate network data from multiple non-utility applications and provide such data to non-utility clients over additional database interfaces. Each CellNet system is customized with application-specific gateways which enable the interface between the System Controller and the client's existing corporate data systems. CellNet has delivered gateways to support the data requirements for billing automation, electric distribution automation, customer service call center automation and load management programs. The flexibility provided by this NOS architecture will enable the system to offer services for many new applications unrelated to NMR services such as distribution automation and non-utility applications. By building on a general network capability the Company can extend its services to many other utility and non-utility services without incurring significant costs of redesigning the underlying communications architecture. Each new application is expected to be added with only incremental development, which will be focused primarily on application-specific endpoint devices and system gateways. Furthermore, since its design is independent of the specific endpoint radio devices, the Company believes that this architecture can evolve to incorporate future advances in wireline and wireless communications. The Company has made a substantial commitment to establishing a strong competitive position, having invested over 250 staff-years in the design, development and testing of its system.

                                   14 CELLNET

EFFICIENT SPECTRUM UTILIZATION. CellNet's network components utilize both licensed and unlicensed radio frequency bands. The CellNet WAN operates in the 928/952 mHz frequencies which are licensed by the FCC in 25 or 12.5 kHz channel bandwidths for full duplex operation and point-multipoint data services. CellNet has developed a proprietary technology, subject to issued and pending patents, which permits a narrowband radio system to derive 10 subchannels from a single 25 kHz channel. By reusing subchannels in a manner similar to that used by cellular phone systems, CellNet believes it can grow a system to cover a large region and expand capacity incrementally as needed. As a result, CellNet is able to operate its wide area networks in the spectral equivalent of approximately a single voice channel. CellNet has obtained 56 spectrum licenses in 46 of the top 60 MSAs and believes that it will be able to obtain additional spectrum as required, although it may not be able to do so at low cost, particularly if such spectrum becomes subject to auction.

MANUFACTURING AND OPERATIONS

The Company currently outsources the manufacture and assembly of its high volume, low cost equipment such as endpoint radio devices. CellNet's supply strategy is to leverage the size and production capabilities of key suppliers to take advantage of manufacturing economies of scale, reduce component pricing through bulk purchasing and obtain access to manufacturing capacity and resources to meet highly variable production requirements.

CellNet presently focuses its limited internal manufacturing resources on final assembly and testing of its lower volume, more complex equipment, including CellMasters and MCCs. CellNet assembles these network components, then custom configures and tests such components to meet stringent utility industry field equipment standards. Samples of all products, whether internally or externally built, are thermally and electrically stress-tested to measure product quality and reliability. Test results are used both to monitor production quality and to provide information to CellNet's development organization for further design enhancements.

CellNet has developed and is continuing to improve a high-volume, low-cost process to retrofit electric utility meters with endpoint radio devices. The Company's proprietary system for retrofit information management analyzes operating data, generates reports, and provides this information to utilities for inclusion in their databases. The Company installs its endpoint radios on both new and previously installed electric meters at its retrofit facilities in San Carlos, California and Kansas City, Missouri. The Company expects that similar regional retrofit centers will be established as needed to meet the network installation requirements under new services agreements with utilities, although a retrofit center can support more than one network deployment. In addition, certain electric meter manufacturers are installing CellNet meter radios on new meters as a part of their meter manufacturing process.

The Company's reliance on third-party manufacturers, including currently single manufacturers for radio devices and for printed circuit boards, involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. The Company relies on sole and limited source vendors and subcontractors for certain subassemblies and components which involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and cost. See "Risk Factors That May Affect Future Operating Performance -- Dependence on Third-Party Manufacturers; Exposure to Component Shortages."

SYSTEM DEPLOYMENT AND OPERATION

For each of its network deployments, the Company provides full implementation services to its clients, including system design, site selection, frequency licensing, equipment installation, software modification, systems integration and project management.

                                   15 CELLNET

The modular design of the CellNet system and the efficient size of its components facilitate inexpensive deployment of scalable networks. Most of the system components have been designed to fit on utility power poles or, where necessary, on buildings or other structures. The majority of the network is simply "plugged in" as the newly retrofitted meters replace existing meters. Endpoint radio devices are installed on gas meters without interruption in service by affixing the device (containing a radio, a long-life battery and new register dials) at the meter register. The MCCs take typically two hours each to install and the CellMasters less than a week to install, providing a network which can be deployed swiftly and efficiently. The system is also scalable because of its cellular design, thereby allowing adequate coverage regardless of the size of the utility service area.

Field engineering teams are responsible for the installation and deployment of all of the Company's networks. Once a services contract has been signed, CellNet places a local project manager in charge of the installation. The project manager hires local personnel, coordinates activities with various departments within the utility, and draws on CellNet's corporate staff to perform specialized services. CellNet's corporate staff is responsible for RF network design, system software installation and integration, training of local systems administration personnel, FCC licensing requirements, and remote systems monitoring. CellNet's local personnel are responsible for RF engineering and site testing, site selection, routine software administration and maintenance, selection and training of subcontractors, coordination of meter retrofitting, materials handling, and office administration. During the two to four-year installation phase of each project, local personnel for the project employed by CellNet number from twenty to fifty people, depending on the size and anticipated speed of each deployment. Meter changeout and system equipment installations are generally carried out by subcontractors and certain other system deployment tasks may be subcontracted from time to time as well.

Following system deployment, a system management team of typically ten to twenty CellNet personnel (for deployments the size of KCPL and UE) will remain on site for the duration of the contract to handle day-to-day operations and routine utility requests. This group will be supported by CellNet's headquarters or regional offices, if any, that will provide 24-hour troubleshooting support as well as additional technical expertise that can be quickly dispatched if needed.

The Company also intends to provide substantial customer support, including on-going field support and critical centralized network support functions through regional network control centers. Currently, the Company is providing sophisticated network monitoring from its headquarters in San Carlos, California.

CURRENT UTILITY SERVICES AGREEMENTS

KANSAS CITY POWER & LIGHT COMPANY. In August 1994, CellNet entered into a Utility Services Agreement with KCPL (the "KCPL Services Agreement") for the provision of NMR and other data communications services over a network to be built, installed and operated by CellNet. KCPL is paying CellNet for certain installation costs based upon the number of meters retrofitted and installed and monthly service fees based on the number of meters and RTUs in service being used to bill customers. The KCPL Services Agreement presently covers approximately 420,000 meters within KCPL's service territory, of which approximately 365,000 are installed and approximately 50,000 are expected to be added to the network in 1997 and 1998. The Company is in the process of reviewing with KCPL the remaining meters (approximately 5,000) under contract with KCPL in order to determine which of those meters should be automated or read manually. CellNet is obligated to provide certain NMR services, including basic meter reading, time-of-use, demand, connect/disconnect (move in/move out), load profile and real-time reading, as well as outage and tampering notification and certain other distribution automation services. CellNet retains ownership of its network system and all related equipment. KCPL retains ownership of its meters, RTUs and all metering and other data collected from KCPL's equipment. Upon the third anniversary following complete deployment of the system, KCPL will have the option to purchase from CellNet the radio transmitters and transceivers

                                   16 CELLNET
attached to KCPL's meters and RTUs at prices intended to allow CellNet to fully recover its then unamortized endpoint costs (meter and RTU radio device), based upon agreed prices for such equipment.

The term of the KCPL Services Agreement is 20 years. KCPL has the right to terminate the KCPL Services Agreement on its eighth, eleventh, fourteenth and seventeenth anniversary, subject to six-months' prior written notice and to the making of specified termination payments intended to allow CellNet to recover its then unamortized endpoint costs (meter and radio RTU device), based upon agreed prices for such equipment. KCPL can also terminate the KCPL Services Agreement for cause in the event of a material and continuing failure on CellNet's part to meet agreed NMR performance standards on a consistent basis over agreed time periods, subject to certain rights to cure any such failure. CellNet is entitled to install and operate its network equipment on KCPL's property under joint use arrangements. The cost of obtaining any necessary third party installation sites will be shared equally by the parties. CellNet may use the network to provide services to third parties both during and after the term of the KCPL Services Agreement.

UNION ELECTRIC COMPANY. In August 1995, CellNet entered into a Utility Services Agreement with UE (the "UE Services Agreement") for the provision of data communications services over the Company's network for all electric meters within defined limits of UE's service area in the city of St. Louis and certain surrounding counties. UE is paying CellNet for certain installation costs and monthly service fees based on the number of installed meters and RTUs. The UE Services Agreement now covers approximately 800,000 electric meters within such territory. CellNet is obligated to provide certain NMR services, including basic meter reading, demand, load profile, connect/ disconnect, time-of-use and real-time reading, as well as outage and other notification services. During the term of the UE Services Agreement, UE has the option to acquire certain gas NMR services from CellNet and receive an expanded scope of electric NMR services. CellNet retains ownership of its network system and all related equipment. UE retains ownership of its meters, RTUs and all metering and other data collected from UE's equipment.

CellNet is entitled to install its network equipment on UE's property without cost provided the use of such sites is exclusively for the provision of services to UE. The cost of obtaining any necessary third party sites will be shared equally by the parties. CellNet may use the network to provide services to third parties for a period of 30 years subject to the payment to UE of reasonable rental rates. The term of the UE Services Agreement is 20 years with an option on UE's part to extend it for two additional periods of five years each on substantially similar terms. UE has the right to terminate the UE Services Agreement on its seventh, twelfth and seventeenth anniversary subject to six-months' prior written notice and to the making of specified termination payments intended to allow CellNet to recover its then unamortized endpoint costs (meter and radio RTU devices) based upon agreed prices for such equipment. UE can also terminate the UE Services Agreement for cause in the event of a material and continuing failure on CellNet's part to meet agreed NMR performance standards on a consistent basis over agreed time periods, subject to certain rights to cure any such failure.

                                   17 CELLNET

NORTHERN STATES POWER COMPANY. In August 1996, CellNet entered into a Utility Services Agreement (the "NSP Services Agreement") with NSP for the provision of data communications services over a network to be built, installed and operated by CellNet. NSP will pay CellNet a monthly service fee based on the number of meters and RTUs in service then being used to bill customers. The NSP Services Agreement covers approximately 1.0 million gas and electric meters within NSP's service territory located in the Minneapolis-St. Paul metropolitan area. CellNet is obligated to provide certain automated meter reading services, including basic meter reading, time-of-use, demand, connect/disconnect (move in/move out), load profile and real-time reading, as well as outage and tampering notification and certain other distribution automation services. CellNet retains ownership of its network system and all related equipment. NSP retains ownership of its RTUs, meters and all metering and other data collected from NSP's equipment.

The term of the NSP Services Agreement is 15 years, with a five year option to extend, exercisable by NSP. The NSP Services Agreement provides NSP with certain rights to terminate the NSP Services Agreement prior to commercial operation of the network and system (i.e. full deployment) if certain specific conditions are not met, such as approval of the NSP Services Agreement by governmental authorities to the extent such approval is required. In addition, either party has the right to terminate the NSP Services Agreement upon the occurrence of continuing events of default or if a governmental authority causes the NSP Services Agreement to be rescinded. In addition, upon the failure of either party to meet certain obligations, such as delays in installation or integration schedules thereunder, such party must pay penalty fees to the other party.

CellNet is entitled to install and operate its network equipment on NSP's property, so long as it pays to NSP market-based rates for such rights. CellNet bears the cost of obtaining any necessary third party installation sites.

PACIFIC GAS & ELECTRIC COMPANY. In October 1996, the Company entered into a Master Agreement for Automated Meter Reading with PG&E and a Contract Work Authorization issued thereunder (collectively, the "PG&E Services Agreement") for the provision of electric and gas meter reading services covering approximately 100,000 PG&E meters in the San Francisco Bay Area. Under the PG&E Services Agreement, the Company, using PG&E frequencies, will provide basic electric and gas consumption meter reading services as well as demand, time-of-use and load profile electric meter reading services for a period of 10 years, with an option on PG&E's part to extend it for two additional periods of five years each. In return, CellNet will receive monthly service fees based upon the services provided. CellNet retains ownership of its network system and all of its related equipment. PG&E retains ownership of its meters and all metering data collected. PG&E is responsible for retrofitting all electric and gas meters, with the option to require CellNet to retrofit electric meters for an agreed fee.

CellNet is entitled to install its network equipment on PG&E's property, subject to the payment of certain agreed fees. The network is intended for PG&E's exclusive use and may not be used for the provision of services to third parties without PG&E's consent. PG&E has the right to terminate the PG&E Services Agreement at any time subject to the making of specified termination payments intended to allow CellNet to recover its then unamortized network equipment costs based upon agreed prices for such equipment. PG&E also has the right to terminate the PG&E Services Agreement for cause, including a failure of the Company to meet specified network installation schedules and agreed system acceptance, economic and performance criteria, and under certain other limited circumstances, without making any termination payments.

PUGET SOUND ENERGY, INC. In August 1996, CellNet entered into a letter of intent (the "Puget Letter of Intent") and an Initial Services Agreement (the "Puget Initial Services Agreement") with ConnexT, a subsidiary of Puget for the provision of NMR and other data services over a network to be operated by CellNet. The Puget Letter of Intent

                                   18 CELLNET
provides that the parties will enter into good faith negotiations with respect to a Services Agreement which would succeed the Puget Initial Services Agreement.

The Puget Initial Services Agreement covers approximately 15,000 meters within Puget Power's service territory. The Company seeks a long term services agreement for additional electric and gas meters within its service territory. The term of the Puget Initial Services Agreement continues until 60 days after an evaluation period following installation and testing of the network. CellNet is obligated to provide certain NMR services and to retrofit certain quantities of electric and gas meters supplied by ConnexT. ConnexT has agreed to arrange for Puget to undertake installation of retrofitted meters, MCCs, CellMasters and other network related components in the agreed service territory. CellNet will establish communication links and perform certain other work necessary to complete installation. ConnexT is paying CellNet monthly services fees based on the number of meters in service then being used to bill customers. CellNet retains ownership of its network system, all related equipment and radio meter modules. ConnexT retains ownership of its meters and certain other equipment. If CellNet has met certain performance standards under the Initial Services Agreement and, within one year, a Services Agreement has not been entered into with Puget covering at least 175,000 meters, ConnexT may elect to continue using NMR services from CellNet for a period of not less than five years, or may discontinue the arrangement upon making a specified termination payment intended to allow CellNet to recover certain of its invested costs.

SALES AND MARKETING

The Company has organized its sales and marketing efforts based on utility and non-utility network applications. For its utility segment, the Company's initial target market includes utilities in the 60 largest MSAs in the U.S. which represent a large majority of the meters in the United States. The Company is also pursuing selected utilities outside the top 60 MSAs. Given the strategic nature of the Company's utility products, sales cycles typically extend up to 18 months or more and involve the solicitation, consultation and approval of decision makers across key divisions within each potential utility customer. See "Risk Factors That May Affect Future Operating Performance -- Dependence on and Uncertainty of Utility Market Acceptance." The Company has a sales and marketing organization of 40 persons, including six dedicated sales and customer service representatives with a mix of utility and information technology sales backgrounds, several of whom have extensive experience in the electric utility industry. Regional sales professionals are supported by corporate specialists in the areas of metering, systems integration, and deployment.

The Company has established a team of market managers for the development of new business opportunities. This team develops business concepts that are enabled by CellNet's services, pursues market research to validate these concepts and identifies potential alliances that will be required to create the products and services. This team is composed of individuals with backgrounds in cellular and wireless marketing, product management and consumer products. The Company intends to seek local joint venture partners to pursue international markets through the Joint Venture with BEn.

CellNet's sales approach addresses a utility's need to prepare for the future competitive environment by reducing costs, meeting present and future regulatory requirements and enhancing customer service. CellNet has shown sustained commitment to utilities by entering into long-term performance-based contracts, typically exceeding ten years. While the sales cycle for utilities is lengthy, it generally has to date resulted in the signing of long-term service contracts covering thousands and potentially several million endpoints, providing both significant recurring revenue and the opportunity to offer additional non-utility services. The Company may also provide NMR services pursuant to (i) joint ventures or alliances with utilities to form and own metering companies,
(ii) contracts of shorter duration than those the Company has previously entered into, (iii) deployments with utilities aimed at high-value

                                   19 CELLNET
commercial and industrial customers, with other customers to be added over time, and (iv) contracts and deployments with non-regulated third party entities that desire to enter the metering business.

The Company intends to concentrate its marketing efforts for non-utility applications on industry-leading providers of products and services that would benefit from the Company's low-cost wireless network. The Company is working with leading manufacturers and applications developers to promote and develop products and services that utilize the Company's networks. See "-- Business Strategy -- Promote Development of Non-Utility Applications." The Company expects that the manufacturers and developers of such products and services would market such products and services to end users.

PROPRIETARY RIGHTS

CellNet relies on a combination of trade secret protection, copyrights, patents, trademarks and confidentiality and licensing agreements to establish and protect its proprietary rights.

CellNet's WAN radio system has been developed using advanced digital signal processing techniques and an RF system architecture that enables CellNet to create a complete digital cellular system in approximately a single 25 kHz voice channel. This technology is based on narrowband modulation and compression of many subchannels into a single channel. Extremely stable frequency control is required to preserve system performance. CellNet's system of frequency control is the subject of several issued and pending patents claims. In addition, the efficiency of the frequency protocol utilized by the CellMaster is determined in part by its ability to recover short burst transmissions from an RTU or MCC. The CellMaster's burst data recovery process is also the subject of several issued and pending patents claims.

The spread spectrum radio technology utilized in the CellNet LAN has been licensed to CellNet by Axonn Corporation and an affiliate of Axonn (together, "Axonn"). The Axonn spread spectrum technology is a patented, low-cost radio system which offers the price/performance relationships that the Company believes are required for a commercially-feasible telemetry network. Under its licenses from Axonn, CellNet has acquired an exclusive right to use Axonn spread spectrum technology in the utility distribution and service market and an exclusive right to provide services for other applications outside the utility market through the CellNet system architecture. CellNet's right to provide fire and security applications based upon Axonn's technology is not exclusive under these licenses. The Axonn licenses do not expire by their terms until the last to expire of any of the patent rights underlying such licenses which will occur not earlier than March 21, 2014. Up to that time, as each patent licensed under the Axonn licenses expires, the technology underlying such patent will become freely available in the public domain.

CellNet has developed a proprietary, patent-pending approach to transmitting metering information which allows the LAN to accumulate time of use, demand and load profile data. CellNet's protocols and data transmission methods are incorporated in its proprietary firmware. During the development and test deployments of the CellNet WAN and LAN radio systems, the Company has accumulated substantial information regarding cellular and microcellular radio systems. This information is being used to develop modeling and planning tools which assist CellNet in the deployment and operation of complex RF systems.

The Company's success will depend in part on its ability to maintain copyright and patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. See "Risk Factors That May Affect Future Operating Performance -- Uncertainty of Protection of Copyrights, Patents and Proprietary Rights."

                                   20 CELLNET

RESEARCH AND DEVELOPMENT

The Company has steadily increased its research and development efforts over the past several years and expects to continue to spend a significant portion of its resources on these activities for the foreseeable future. The Company spent $9.1 million, $20.9 million and $25.4 million for research and development in 1994, 1995 and 1996, respectively. The Company presently employs more than 100 software and hardware engineers and other professional staff in these efforts and contracts with a number of highly-specialized outside consultants for additional services as required. The focus of the Company's research and development efforts in the past has been on the continued development of the radio hardware, spread spectrum radio protocols, intelligent base stations (CellMasters and MCCs), extensive software code, database capacity and other elements required for a flexible, high-capacity wireless data communications network capable of processing data from several million endpoints on a real-time basis at a low cost. The Company expects that the focus of future research and development will be to make further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to lower the cost of system equipment over time and, working with other companies, to expand the scope of utility and non-utility services that may be offered on the system. The Company's future success will depend, in part, on the Company's success in these development projects which will require continued substantial investments. See "Risk Factors That May Affect Future Operating Performance -- Technological Performance and Buildout of the System; Rapid Technological Change and Uncertainty."

As part of the Company's research and development efforts, the Company has worked closely with current and potential customers in conducting pilot trials for non-utility applications and jointly developing system specifications and requirements.

COMPETITION

The emerging market for utility network automation systems, and the potential market for other applications accessible once a common infrastructure is in place, have led electronics, communications and utility product companies to begin development of various systems, some of which currently compete, and others of which may in the future compete, with the CellNet system. The Company believes its only significant direct competitor in the marketplace at the present time is Itron, an established manufacturer and seller of hand-held and drive-by automated meter reading equipment ("AMR") to utilities. Itron has announced the development of its Genesis-TM- system, a radio network similar to the Company's for meter reading purposes and is presently offering that system in the marketplace. The Company believes Itron has signed at least two contracts with utilities for the commercial installation of its Genesis-TM- system.

Metricom, Inc. a provider primarily of subscriber-based, wireless data communications for users of portable and desktop computers, First Pacific Networks, a provider primarily of bandwidth efficient wireline communications technology, and Lucent Technologies are examples of companies whose technology might be adapted for NMR and who may become direct competitors of the Company in the future. Whisper Communications Inc. (formerly, a part of Diablo Research Company) has recently announced the introduction of its Whisper-TM- fixed-base communications technology for automated meter reading and other services and indicated that it had several trials currently underway. Schlumberger is developing a fixed network system or application in cooperation with Motorola for meter reading as well. Schlumberger, Lucent Technologies and First Pacific Networks either have conducted or are in the process of conducting pilot trials of utility network automation systems. Established suppliers of equipment, services and technology to the utility industry such as Asea Brown Boveri and General Electric could expand their current product and service offerings in the marketplace so as to compete directly with the Company, although they have not yet done so. Many of the Company's present and potential future competitors have significantly greater financial, marketing, technical and manufacturing resources, name recognition and experience than the Company.

                                   21 CELLNET

There may be many potential alternative solutions to the Company's NMR services. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services than the Company. While CellNet believes its technology is widely regarded as competitive at the present time, there can be no assurance that the Company's competitors will not succeed in developing products or technologies that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if the Company achieves significant success it could draw additional competitors into the market. Traditional providers of wireless services may in the future choose to enter the Company's markets. However, such telecommunications applications are not well suited for use in NMR or similar applications given certain technical challenges and economic costs such as high embedded spectrum costs. Such existing and future competition could materially adversely affect the pricing for the Company's services and the Company's ability to sign long-term contracts and maintain existing agreements with utilities. Competition for services relating to non-utility applications may be more intense than competition for utility NMR services, and additional competitors may emerge as the Company continues to develop non-utility applications. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

The Company believes the principal competitive factors for NMR services include price, quality of service, system functionality, reliability, and ease of installation. The Company believes it competes favorably in these areas. In particular, the Company believes that it has developed the first commercially deployed, large-scale network-based NMR system capable of simultaneously collecting, processing, transporting and sharing data from millions of endpoints on an efficient and timely basis.

REGULATION

The Company's network equipment uses radio spectrum and as such, is subject to regulation by the FCC. The Company's network equipment uses both licensed radio spectrum allocated for MAS operations in the 928/952 MHz band, and unlicensed spectrum in the 902-928 MHz band. In order to obtain a license to operate the Company's network equipment in the 928/952 MHz band, license applicants may need to obtain a waiver of various sections of the FCC's rules. There can be no assurance that the Company will be able to obtain such waivers on a timely basis or to obtain them at all. In addition, as the amount of spectrum in the 928/952 MHz band is limited, issuance of these licenses is contingent upon the availability of spectrum in the area(s) for which the licenses are requested. The Company might not be able to obtain licenses to the spectrum it needs in every area in which it has prospective customers. The FCC's current rules, subject to a number of limited exceptions, permit third parties such as CellNet to operate on spectrum licensed to utilities to provide other services. The Company plans to use these provisions of the FCC's rules to expand its CellNet system. The FCC has the authority to amend its rules at any time and such changes could have a material adverse effect on the Company's spectrum utilization strategy. The FCC requires that a minimum configuration of an MAS system be in operation within eighteen months from the initial date of the grant of the system authorization or risk forfeiture of the license for the MAS frequencies. The eighteen month deadline may be extended upon a showing of good cause, but there is no assurance that the FCC will grant any such extension. The Company is responding by selectively building out transmission capacity in some areas where it does not yet have utility telecommunications service contracts and may return certain licenses to the FCC in certain areas.

                                   22 CELLNET

No license is needed to operate the Company's equipment utilizing the 902-928 MHz band, although the equipment must be certified by the Company and the FCC as being compliant with certain FCC restrictions on radio frequency emissions designed to protect licensed services from objectionable interference. While the Company believes it has obtained all required certifications for its products, the FCC could modify the limits imposed on such products or otherwise impose new authorization requirements, and in either case, such changes could have a material adverse impact on the Company's business. The FCC completed a rulemaking proceeding designed to better accommodate the cohabitation in the 902-928 MHz band of existing licensed services with newly authorized and expanded uses of licensed systems, and existing and newly designed unlicensed devices like those used by the Company. In this proceeding, the FCC expressly recognized the rights of such unlicensed services to operate under certain delineated operating parameters even if the potential for interference to the licensed operations exist. The Company's systems will operate within those specified parameters. The FCC retains the right to modify those rules or to allow for other uses of this spectrum that might create interference to the Company's systems, in either case with a material adverse impact on the Company's business or operations in these frequency bands.

While the Company intends to offer non-utility services as a private carrier and in accordance with FCC Rules, each such service offering would need to be reviewed relative to these rules. The FCC's rules currently prohibit the use of the MAS frequencies on which the Company is operating its systems for the provision of common carrier service offerings. In the event that it is determined that a particular service offering does not comply with the rules, the Company may be required to restructure such offering or to access other frequencies for the purpose of providing such service. There can be no assurances that the Company will gain access to such other frequencies. Future interpretation of regulations by the FCC or changes in the regulation of the Company's industry by the FCC or other regulatory bodies or legislation by Congress could have a material adverse effect on the Company's operations.

In February 1997, the FCC published for public comment a Notice of Proposed Rule Making regarding Multiple Address Systems. The FCC's proposed rules would, if adopted in the form proposed, among other things (i) provide for the award of new MAS licenses through competitive bidding at auction, (ii) limit the use by holders of new MAS licensed frequency in the 928/952/956 MHz bands (where the Company now operates) exclusively for private internal purposes and not for subscriber-based services, (iii) in respect of new MAS licenses, replace the FCC's existing local area, site-based MAS licensing policy with a broader, as yet undetermined, service or geographical area MAS licensing policy for those frequency bands designated for subscriber-based services (and possibly also for private internal purposes), (iv) afford interference protection to incumbent licensees who would be allowed to continue operating under their current authorizations within designated protected service areas as long as the incumbent licensee does not encroach on the co-channel operations of the geographic area licensee or otherwise expand its service area signal beyond its designated, protected service area, (v) grant incumbent and new MAS licensees greater technical and operational flexibility in certain respects, and (vi) in respect of new MAS licenses, allow geographic area licensees longer periods of time within which to satisfy the construction and service requirements necessary for maintaining a license but impose more burdensome construction and service requirements as of the end of such periods than at present. The Company is unable to predict whether the proposed rules will be adopted in the form proposed, in another form, or at all. If the proposed rules are adopted in the form proposed and the Company is determined to be offering subscriber-based services, as that term may ultimately be defined, the Company could be required to obtain any new MAS licenses it requires in MAS frequency bands other than those in which it now operates. In addition, the Company could be subject to regulation as a common carrier which could increase both administrative and marketing burdens on the Company. Although the Company believes that additional licensed frequency will be generally available to it as required, the cost associated with acquiring such licensed frequency as well as the Company's operating costs could increase, perhaps substantially, if the proposed rules are adopted. The adoption of new rules, depending upon the form in which such rules are adopted,

                                   23 CELLNET
could have a material adverse effect upon the Company's business, operating results, financial condition and cash flow.

In connection with the foregoing, the FCC has temporarily suspended acceptance of MAS applications for new licenses, amendments, or modifications for the 928/959 MHz bands and applications to provide subscriber-based services in the 928/952/956 MHz bands. The temporary suspension does not affect applications for MAS licenses for private internal purposes in the 928/952/956 MHz bands or applications for assignment of licenses or transfer of control. Subject to certain limitations, pending applications at the time of the suspension will continue to be processed. The Company had certain applications pending at the time of the suspension that the Company expects will be processed in due course, although some or all of these may be delayed. Should the Company be determined by the FCC to be offering subscriber-based services, the Company could be precluded from applying for new MAS licenses during the suspension period. This may adversely affect the Company's ability to service areas where it has not yet acquired adequate frequency.

EMPLOYEES

As of December 31, 1996, CellNet had 543 employees, including 104 in product development, 291 in materials and manufacturing, 40 in sales and marketing, 73 in field service and support, and 35 in administration. None of the Company's employees is currently represented by a labor union. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

The Company's administrative, sales and marketing, product development and production facilities are located in San Carlos, California, where the Company leases approximately 104,000 square feet in three buildings under lease and sublease agreements expiring as to portions of the space at various times commencing February 1998 through December 2000. A subsidiary of the Company leases approximately 30,000 square feet of factory and warehouse space in Kansas City, Missouri where meter retrofit operations are carried out. The Company anticipates that it will be able to acquire additional space as required for its operations on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

Although the Company has been granted federal registration of its "CellNet" trademark, in January 1995, Century Telephone Enterprises, Inc. ("Century Telephone") filed a petition for cancellation in an attempt to challenge such registration. The matter is currently pending before the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office. CellNet and Century Telephone are the sole parties in the action. If such challenge were successful, the Company could lose its registration and could be required to adopt a new trademark and possibly a new or modified corporate name. CellNet could encounter similar challenges in the future. See "Risk Factors That May Affect Future Operating Performance -- Uncertainty of Protection of Copyrights, Patents and Proprietary Rights."

In October 1996 Itron, Inc., one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. The Company believes, based on its current information, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on its results of operations or financial condition.

                                   24 CELLNET

On October 31, 1996, a complaint SETTLE V. SEIDL, ET AL. No. 398464, was filed in the Superior Court of California for the County of San Mateo against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering. The complaint, which is a purported class action filed on behalf of the Company's stockholders which purchased shares in the Company's initial public offering, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. On November 8 and 13, 1996, two additional complaints, KAREN ZULLY V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398551 and HOWARD FIENMAN AND GERALD SLAPSOWITZ V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398560, were filed in the Superior Court of California for the County of San Mateo. These cases are essentially similar in nature to the SETTLE case. The Court has ordered consolidation of the SETTLE and ZULLY actions. The Company expects that the FIENMAN action will be consolidated with the SETTLE and ZULLY actions before trial. The Company believes that the allegations in these complaints are without merit and intends to defend these actions vigorously. In the Company's opinion, the ultimate outcome of these lawsuits is not expected to have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                   25 CELLNET

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CNDS". The following table sets forth, for the periods indicated, the range of the low and high sales prices for the Company's Common Stock as reported on the Nasdaq National Market beginning in the third quarter of fiscal year 1996.

------------------------------------------------------------------------------------------

                                                                           HIGH        LOW
------------------------------------------------------------------------------------------

Fiscal 1996

    Third Quarter                                                     $  21 3/8  $  15 1/2

    Fourth Quarter                                                       18 1/2     11 1/2
------------------------------------------------------------------------------------------

Fiscal 1997

    First Quarter (through March 5, 1997)                                14 7/8  8
------------------------------------------------------------------------------------------

As of March 3, 1997, there were approximately 508 holders of record of the Company's Common Stock. On March 5, 1997, the last reported sale price on the Nasdaq National Market for the Common Stock was $9.125. The market for the Company's Common Stock is highly volatile. See "Risk Factors That May Affect Future Operating Performance -- Volatility of Stock Price."

The Company has not declared or paid any dividends on its capital stock since its inception. The Company currently anticipates that it will retain all of its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's existing financing arrangements restrict the payment of any dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The consolidated statement of operations data for the years ended December 31, 1994, 1995 and 1996, and the consolidated balance sheet data at December 31, 1995 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements included herein. The consolidated statement of operations data for the years ended December 31, 1992 and the consolidated balance sheet data at December 31, 1993 and 1994 are derived from audited consolidated financial statements not included herein.

                                   26 CELLNET

(IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                                     1996      1995      1994     1993     1992
----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
----------------------------------------------------------------------------------------------------------------------

  Revenues                                                              $  1,669  $  2,126  $  1,651  $ 1,757  $ 3,148

  Costs and expenses:

  Cost of revenues                                                         8,429     4,965     1,109    1,741    2,401

  Research & development                                                  25,394    20,883     9,091    4,979    6,604

  Marketing and sales                                                      6,021     4,114     3,179    1,408    1,466

  General and administrative                                              12,036     6,258     2,353    1,206      585

  Depreciation                                                             6,123     2,295       992      665      657
----------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                  58,003    38,515    16,724    9,999   11,713
----------------------------------------------------------------------------------------------------------------------

Loss from operations                                                     (56,334)  (36,389)  (15,073)  (8,242)  (8,565)

Other income (expense)                                                   (16,355)   (4,564)      441     (148)    (378)
----------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                 (72,689)  (40,953)  (14,632)  (8,390)  (8,943)

Provision for income taxes                                                     5         3         2        1       --
----------------------------------------------------------------------------------------------------------------------

Net loss                                                                ($72,694) ($40,956) ($14,634) ($8,391) ($8,943)
----------------------------------------------------------------------------------------------------------------------

Pro forma net loss per share(1)                                         ($  2.19) ($  1.22)
----------------------------------------------------------------------------------------------------------------------

Shares used in computing pro forma net loss per share(1)                  33,179    33,497
----------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------

DECEMBER 31,                                                                1996      1995      1994     1993     1992
----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET DATA:
----------------------------------------------------------------------------------------------------------------------

 Cash, cash equivalents and short-term investments                      $178,875  $143,797  $ 24,508  $ 8,884  $ 2,236

  Total assets                                                           259,551   184,306    31,809   11,510    4,123

Long-term obligations, including current portion                         207,852   183,348       546      825    1,734

Series CC redeemable convertible preferred stock                              --    29,486    29,486       --       --

Total stockholders' equity (deficit)                                      40,245   (38,103)   (1,564)   8,011     (235)
----------------------------------------------------------------------------------------------------------------------

                                   27 CELLNET

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS ITEM CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE" HEREUNDER AND ELSEWHERE IN THIS REPORT.

OVERVIEW

The Company intends to deploy and operate a series of wireless data communications networks pursuant to long-term contracts with utility company customers and to earn recurring revenues by providing NMR services to the utilities and using the network to support a variety of non-utility applications. The Company may also provide NMR services pursuant to (i) joint ventures or alliances with utilities to form and own metering companies, (ii) contracts of shorter duration than those the Company has previously entered into, (iii) deployments with utilities aimed at high-value commercial and industrial customers, with other customers to be added over time, and (iv) contracts and deployments with non-regulated third party entities that desire to enter the metering business. The Company's business strategy has affected and will continue to affect its financial condition and results of operations as follows:

CHANGING COMPOSITION OF REVENUES. The Company's revenues prior to 1991 have been primarily attributable to sales of, and contract fees related to the development of, miscellaneous utility communication equipment. The Company believes that such revenues will be largely non-recurring and will diminish to relatively insignificant levels over the next few years. The Company derives an increasing proportion of its revenues from fees earned under services agreements related to its wireless communications networks. Under the Company's existing services agreements with KCPL, UE, NSP, PG&E and Puget, the Company receives monthly NMR service fees based on the number of endpoint devices that are in revenue service during the applicable month to bill customers.

UNEVEN REVENUE GROWTH. The timing and amount of the Company's future revenues will depend upon its ability to obtain additional services agreements with utilities and other customers and upon the Company's ability to successfully deploy and operate its wireless communications networks. New services agreements are expected to be obtained on an irregular basis, and there may be prolonged periods during which the Company does not enter into any additional services agreements and other arrangements. As a result, the Company expects that its revenues will not grow smoothly over time, but will increase unevenly as the Company enters into new services agreements, and may decrease sharply in the event that any of its existing services agreements are terminated or not renewed. See "Risk Factors That May Affect Future Operating Performance -- Uncertainty of Future Revenues; Increasing Installation Costs; Need for Additional Services Contracts; and Fluctuating Operating Results."

UNCERTAINTY OF UTILITY MARKET ACCEPTANCE. The Company's future revenues will depend on the number of utility companies signing long-term services contracts with CellNet. During 1996, approximately 90% of the Company's revenues were derived from contracts with KCPL and UE. The utility industry is generally characterized by long purchasing cycles and cautious decision making, and purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to reduce capital expenditures. Only a limited number of utilities have made a commitment to purchase the Company's services to date. The Company believes that it will enter into additional services contracts with other utilities; however, if the Company's services do not gain widespread industry acceptance, its revenues would not increase significantly after services contracts for existing network systems have been fully installed.

REVENUES LAG NETWORK DEPLOYMENT. The Company generally realizes network service revenue under a services agreement with a utility only when a portion of the network is installed and the utility has begun billing customers based upon NMR data. The Company expects that its receipt of network service revenue will lag the signing of the

                                   28 CELLNET
related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed the Company's capital investments and expenses incurred to deploy such network for several years. As of December 31, 1996, the Company had 2,235,000 meters under long-term contracts, of which 363,140 meters were in revenue service. The Company signed agreements with KCPL and UE in August 1994 and August 1995, respectively, and did not receive its first revenue under the KCPL and UE services agreements until September 1995 and May 1996, respectively. The Company has completed the installation of its NMR network for KCPL and had installed approximately 365,000 meters on the network by the end of 1996. The Company expects to add an additional 50,000 meters to the KCPL network in 1997 and 1998 which would be added to the total number of meters in revenue service upon acceptance by KCPL for billing purposes. The Company is in the process of reviewing with KCPL the remaining meters (approximately 5,000) under contract with KCPL in order to determine the number which should be automated and/or read manually. The Company expects substantially to complete the UE network in 1998. The Company began the installation of both the NSP and Puget networks in August 1996. As additional segments of the Company's networks are installed and used by its utility clients for billing purposes, the Company expects to realize a corresponding increase in its network service revenues. However, if the Company is able to successfully deploy an increasing number of networks over the next few years, the operating losses created by this lag in revenues, and negative cash flow resulting from such operating losses and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating additional networks.

IMPACT OF RAPID EXPANSION. CellNet will not typically invest the capital necessary to deploy a wireless communications network prior to entering into a long-term services agreement with a utility or other customer. However, during its expansion phase, the Company will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. The Company has incurred substantial operating losses since inception and, as of December 31, 1996, had an accumulated deficit of $167.7 million. The Company does not expect significant revenues relative to anticipated operating costs during 1997 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands its research and development and marketing efforts and installs additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. The Company will require substantial capital to fund cash flow deficits and capital expenditures for the foreseeable future and expects to finance these requirements through significant additional external financing. See "Risk Factors That May Affect Future Operating Performance -- History and Continuation of Operating Losses" and "-- Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

INTEREST INCOME. The Company has earned substantial amounts of interest income on short-term investments of the proceeds of its financing activities, and expects to earn additional interest income through the investment of a portion of the proceeds of its initial public offering in October 1996 (the "Initial Public Offering") and certain direct placements of the Company's Common Stock. The Company expects to utilize substantially all of its cash, cash equivalents and short-term investments in deploying its wireless communications networks, in continuing research and development activities related thereto, in related selling and marketing activities and for general and administrative purposes. As such funds are expended, interest income is expected to decrease.

                                   29 CELLNET

RESULTS OF OPERATIONS

REVENUES

Revenues for the three years ended December 31, 1994, 1995 and 1996 were $1.7 million, $2.1 million and $1.7 million, respectively. Revenues prior to 1996 were attributable primarily to product sales and development and other contract revenues unrelated to the Company's current focus of providing NMR services that were largely non-recurring and that are expected to decline and remain at relatively insignificant levels over the next few years. During 1994, NSP, Georgia Power Company and PG&E accounted for 58%, 14% and 10% of the Company's revenues, respectively. During 1995, NSP and KCPL accounted for 64% and 29% of the Company's revenues, respectively. During 1996, KCPL and UE accounted for 69% and 21% of the Company's revenues, respectively. Revenues for 1996 declined $457,000 from 1995, primarily as a result of the transition from product sales to network service revenues. The Company's NMR service revenues for the years ended December 31, 1995 and 1996 were $35,000 and $1.2 million, respectively. In September 1995, the Company began to receive regular monthly revenue under its services agreement with KCPL based upon the number of automated meters installed on the network that were being used by KCPL to bill its customers and the agreed monthly NMR charge per meter. In May 1996, the Company began to realize regular monthly revenue from its services agreement with UE on a similar basis. The Company will not recognize revenue earned under its services agreements with NSP or Puget until the automated meters installed on the respective networks are used by such utility clients for billing their respective customers. In connection with the purchase of $15.0 million of restricted Common Stock by NSP concurrent with the Company's Initial Public Offering, the Company placed shares in escrow ("Escrow Shares") which will be released upon entering into an NMR services agreement with Wisconsin Electric Power Company ("WEPC") by December 1997. The fair value of these Escrow Shares will be expensed as a sales discount over the term of the WEPC services agreement if such services agreement is entered into.

The Company generally realizes service revenues under its services agreements with utilities only when its networks or portions thereof are successfully installed and operating and the utility commences billing its customers based upon the NMR data obtained. Revenues are expected to increase as the Company continues to install its networks, the networks or portions thereof become operational, and utilities begin billing their customers based upon data obtained over the CellNet system. Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received during the years ended December 31, 1994, 1995 and 1996, respectively, are not reliable indicators of revenues that might be expected in the future.

COST OF REVENUES

Cost of revenues historically have consisted of the cost of product sales. For the years ended December 31, 1995 and 1996, cost of revenues primarily consisted of network operations costs. Cost of revenues were $1.1 million, $5.0 million and $8.4 million for the years ended December 31, 1994, 1995 and 1996, respectively. The increase in cost of revenues was driven by increasing costs of providing network services, due primarily to growth in the number of employees and associated costs necessary for network monitoring operations at customer sites and at the Company's headquarters, network deployment management and customer training. Costs of network services also include the increased installation, applications and RF engineering staffing at the Company's headquarters to support anticipated additional utility contracts. Network services do not currently generate a profit as the Company has not yet achieved a scale of services sufficient to cover network costs. The Company will incur significant and increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation and miscellaneous maintenance and operating expenses.

                                   30 CELLNET

OPERATING EXPENSES

Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses, were $15.6 million, $33.6 million and $49.6 million for the years ended December 31, 1994, 1995 and 1996, respectively. The increase in operating expenses on a period to period basis is attributable to the Company's rapid growth and to increasing research and development and marketing and sales expenditures. The Company expects to continue to spend a significant portion of its resources on research and development activities for the foreseeable future. Marketing and sales and general and administrative costs are expected to increase in the future as the Company seeks to sign new service agreements.

RESEARCH & DEVELOPMENT. Research and development expenses are attributable largely to continuing system software, firmware and equipment development costs, prototype manufacturing, testing, personnel costs, consulting fees, and supplies. Research and development costs are expensed as incurred. The Company's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as the Company believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses were $9.1 million, $20.9 million and $25.4 million for the years ended December 31, 1994, 1995 and 1996, respectively. Research and development spending increases in 1995 and 1996 reflect primarily additions to the Company's engineering staff and costs associated with development of processes to retrofit utility meters for use in the CellNet network. Deployment of the Company's first network in 1995 resulted in increased materials used for prototypes, nonrecurring engineering charges associated with establishing relationships with third-party manufacturers and rapid changes to the firmware and software utilized in the CellNet network. The Company expects that research and development expenses will increase in the near term for additional investments in research and development projects and in connection with the establishment of international operations.

MARKETING & SALES. Marketing and sales expenses consist principally of compensation, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses were $3.2 million, $4.1 million and $6.0 million for the years ended December 31, 1994, 1995 and 1996, respectively. These expenses have increased due to the Company's accelerated efforts to sign new services agreements. The Company expects marketing and sales expenses to continue to increase in absolute dollars as the Company seeks to enter into new services agreements.

GENERAL & ADMINISTRATIVE. General and administrative expenses include compensation paid to general management and administrative personnel, recruiting costs, travel, and communications and other general administrative expenses, including fees for professional services. General and administrative expenses were $2.4 million, $6.3 million and $12.0 million for the years ended December 31, 1994, 1995 and 1996, respectively. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company increases staffing and continues developing information systems to support its planned growth. The Company will need to increase administrative expenditures in the longer term to expand domestic and establish international operations.

                                   31 CELLNET

INTEREST INCOME AND EXPENSE

Prior to June 1995 the Company funded its liquidity needs primarily from the issuance of equity securities. In June and November 1995, the Company issued and sold a total of $325.0 million aggregate principal amount at maturity of the Company's 13% Senior Discount Notes due 2005 (the "Senior Discount Notes") and warrants (the "Note Warrants") for proceeds, net of issuance costs, of $169.9 million. On October 2, 1996, the Company completed its Initial Public Offering in which it sold 5,000,000 shares of its Common Stock at an offering price of $20 per share for net proceeds of $92.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the Initial Public Offering, the Company also received $1.2 million in proceeds from the cash exercise of warrants (the "Warrant Exercise") to purchase securities converted into 495,918 shares of its Common Stock. In addition, on October 2, 1996, the Company completed certain direct placements (the "Direct Placements") in which it sold 1,579,404 shares of its Common Stock for proceeds of $28.0 million. Accordingly, the Company has earned interest income on the invested proceeds from the Senior Discount Notes, Note Warrants, the Initial Public Offering, Warrant Exercise and Direct Placements. The Company has also incurred significant interest expense from the amortization of the original issue discount on the Senior Discount Notes.

Interest income has been and will continue to be received by the Company from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by the Company for capital expenditures and operating and other expenses. Interest income is expected to be highly variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by the Company in its business. Interest income for the three years ended December 31, 1994, 1995 and 1996 was $555,000, $4.6 million and $7.4 million, respectively.

No interest on the Senior Discount Notes is payable prior to December 15, 2000. Thereafter until maturity in June 2005, interest will be payable semi-annually in arrears on each December 15 and June 15. The carrying amount of the Senior Discount Notes accretes from the date of issue and the Company's interest expense includes such accretion. Interest expense for periods prior to June 1995 was attributable primarily to capital leases. Interest expense was $101,000, $9.3 million and $23.8 million for the years ended December 31, 1994, 1995 and 1996, respectively.

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

In 1994, 1995, 1996, net cash used in the Company's operating activities totaled $14.6 million, $34.5 million and $40.7 million, respectively. Net cash used in operating activities resulted primarily from cash used to fund net operating losses.

                                   32 CELLNET

In 1994, 1995 and 1996, net cash provided by the Company's financing activities totaled $34.0 million, $170.9 million and $120.7 million, respectively, including cash provided by the private sale of the Company's equity securities of $34.1 million and $1.2 million in 1994 and 1995, respectively. In June and November 1995, the Company received an aggregate of $175.8 million of gross proceeds ($169.9 million in net proceeds) from the private sale of the Senior Discount Notes and Note Warrants. During 1996, the Company financed its operations primarily from the proceeds of the offering of the Senior Discount Notes and Note Warrants, together with interest income of $7.4 million. On October 2, 1996, the Company completed its Initial Public Offering in which it sold 5,000,000 shares of its Common Stock at an offering price of $20 per share for net proceeds of $92.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In addition, on October 2, 1996, the Company completed the Direct Placements in which it sold 1,579,404 shares of its Common Stock for proceeds of $28.0 million. As of December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $178.9 million.

The Senior Discount Notes were issued at a substantial discount from their aggregate principal amount at maturity of $325.0 million. Although interest is not payable on the Senior Discount Notes prior to December 15, 2000, the carrying amount of such indebtedness will increase as the original issue discount is amortized through maturity in June 2005. Beginning June 15, 2000, the Senior Discount Notes will bear interest, payable semi-annually, at a rate of 13% per annum, with payments commencing December 15, 2000. No principal payments on the Senior Discount Notes are due prior to maturity in 2005.

In 1994, 1995 and 1996, net cash used for investing activities totaled $12.8 million, $100.8 million and $3.8 million, respectively. The Company's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property and equipment, and purchases, sales and maturities of short-term investments. The $3.8 million of net cash provided by investing activities in 1996 was largely attributable to proceeds from the sale of short-term investments. These proceeds exceed investments in short-term instruments as the Company used the proceeds of short-term investments to fund its operating activities. The Company shortened the maturity of its portfolio of short-term investments to less than 90 days, which are classified, accordingly, as cash equivalents.

Deployments of the Company's wireless communications networks will require substantial additional capital. In addition, funds will be required for further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered on the CellNet system. The Company expects that cash used for the construction and installation of networks and for the purchase of property and equipment will increase substantially as and when the Company obtains new services agreements or enters into other arrangements for the installation of its networks, and that the Company will require significant amounts of additional capital from external sources. Sources of additional capital for the Company and its subsidiaries may include project or conventional bank financing, public and private offerings of debt and equity securities and cash generated from operating activities. To provide financing for installation of the Company's network under its UE Services Agreement, the Company has received a commitment from Toronto Dominion Bank for $25.0 million for a nine-year and three-month secured revolving credit facility on conventional bank financing terms. This commitment is subject to standard conditions including satisfactory documentation. This facility is expected to require the Company's St. Louis operations to meet certain revenue requirements and to limit the capital expenditures and indebtedness of such operations. The Company expects that a substantial portion of its future financing will be at the subsidiary level on a project basis. The Company expects to obtain third party financing for the construction of wireless networks, based on the projected cash flow expected to be generated from such projects. The Company expects that the recurring revenue stream from long-term services contracts and

                                   33 CELLNET
other arrangements will support the amortization of debt raised for the project involved. The Company does not anticipate deriving any significant cash from such operations for several years.

The Company believes that existing cash, cash equivalents and anticipated interest income and other revenues, will be sufficient to meet its cash requirements for at least the next 12 months using management's best estimates. Thereafter, the Company expects that it will require substantial additional capital. The extent of additional financing will depend on the success of the Company's business. The Company expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Indenture or that may be contained in any additional financing arrangements. The Indenture governing the Senior Discount Notes contains certain covenants that limit the Company's ability to incur additional indebtedness. Future financings may be dilutive to existing stockholders. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures, which could limit the ability of the Company to meet its debt service requirements and could have a material adverse effect on its business and on the value of the Common Stock. See "Risk Factors That May Affect Future Operating Performance -- Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT; SUBSTANTIAL FUTURE CAPITAL
NEEDS

The Company has substantial outstanding indebtedness and must begin paying cash interest on the aggregate accreted amount of $325 million of the Senior Discount Notes on December 15, 2000. The Company and its subsidiaries intend to incur substantial additional indebtedness, primarily in connection with installing future networks. As a result, the Company and its subsidiaries will have substantial debt service obligations. The Company's capital expenditures will increase significantly if new services contracts are signed, and the Company expects that its cash flow taking into account capital expenditures will be increasingly negative over the next several years. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow, which will be affected by its success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. The Company's ability to generate such cash flow is subject to a number of risks and contingencies. Included among these risks are: (i) the possibilities that the Company may not obtain sufficient additional services agreements or complete scheduled installations on a timely basis, (ii) revenues may not be generated quickly enough to meet the Company's operating costs and debt service obligations, (iii) the Company's wireless systems could experience performance problems, or (iv) adoption of the Company's system could be less widespread than anticipated. Accordingly, there can be no assurance as to whether or when the Company's operations will generate positive cash flow or become profitable or whether the Company or its subsidiaries will at any time have sufficient resources to meet their debt service obligations. If the Company is unable to generate sufficient cash flow to service its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, particularly in light of the Company's high levels of indebt edness. In addition, the degree to which the Company is leveraged could have significant consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, research and development, acquisitions, and other general corporate purposes may be materially limited or impaired, (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness and therefore cannot be used in the Company's business, and (iii) the Company's high degree of leverage may make it more vulnerable to

                                   34 CELLNET
economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

The Company will require substantial additional funds for the development, commercial deployment and expansion of its networks, as well as to fund operating losses. As of December 31, 1996, the Company had $178.9 million in cash, cash equivalents and short-term investments. The Company believes that its existing cash, cash equivalents and short-term investments and anticipated interest income and other revenues, will be sufficient to meet its cash requirements for at least the next 12 months based on management's best estimates. Thereafter, the Company expects that it will require substantial additional capital. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, the Company may require additional equity or debt financing earlier than estimated in order to fund its working capital and other requirements. Future financings may be dilutive to existing stockholders. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Substantially all of the operations of the Company are and will be conducted through subsidiaries. Nonetheless, the Company has incurred significant indebtedness at the holding company level and intends to incur substantial additional holding company indebtedness. The ability of the Company to service such indebtedness will depend on the availability of income and cash flow from its subsidiaries for distribution to the holding company. Such availability will depend on a number of factors, including the terms of financing agreements entered into by the Company's subsidiaries and restrictions arising under the laws of the jurisdictions, which may be foreign jurisdictions, wherein those subsidiaries conduct their businesses. The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Company's indebtedness or to make any funds available therefor, whether in the form of loans, dividends or otherwise. In addition, the Company intends to pursue its international business through a proposed joint venture with Bechtel Enterprises, Inc., and additional risks may arise from the joint venture subsidiary structure. Any default in the payment of its debt obligations could seriously impair the value of the Common Stock.

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

HISTORY AND CONTINUATION OF OPERATING LOSSES

The Company has incurred substantial and increasing operating losses since inception. As of December 31, 1996, the Company had an accumulated deficit of $167.7 million, primarily resulting from expenses incurred in the development of the Company's wireless data communications system, marketing of the Company's NMR, distribution automation and other services, the installation of its wireless data communications networks and the payment of other normal operating costs.

The Company does not expect significant revenues relative to anticipated operating costs during 1997 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands its research and development and marketing efforts and installs additional

                                   35 CELLNET
networks. The Company expects that its receipt of network service revenues will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. The Company's network service revenues from a particular network are expected to lag significantly behind network installation expenses until such network is substantially complete. If the Company is able to deploy additional networks, the losses created by this lag in revenues are expected to increase until the revenues from the installed networks overtake the costs associated with the deployment and operation of such additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. A large portion of the Company's limited revenues to date has been attributable to miscellaneous equipment sales and development and other contract revenues that are largely non-recurring and that the Company expects to decrease and remain at relatively insignificant levels over the next few years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON AND UNCERTAINTY OF UTILITY MARKET ACCEPTANCE

The Company's success will be almost entirely dependent on whether a material number of utility or other companies sign long-term services contracts with CellNet or enter into other arrangements which allow CellNet to install its NMR networks. During 1996, approximately 90% of the Company's revenues were derived from contracts with KCPL and UE. Any decision by a utility to utilize the Company's services will involve a significant organizational, technological and financial commitment by such utility. The utility industry is generally characterized by long purchasing cycles and cautious decision making. Utilities typically go through numerous steps before making a final purchase decision. These steps, which can take up to several years to complete, may include the formation of a committee to evaluate the purchase, the review of different technical options with vendors, performance and cost justifications, regulatory review and the creation and issuance of requests for quotes and proposals, as well as the utilities' normal budget approval process. Purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to reduce capital expenditures. Only a limited number of utilities have made a commitment to purchase the Company's services to date, and there can be no assurance as to when or if the Company will enter into additional services contracts or that any such agreement would be on favorable terms to the Company.

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

UNCERTAINTY OF FUTURE REVENUES; NEED FOR ADDITIONAL SERVICES CONTRACTS AND FLUCTUATING OPERATING RESULTS

The timing and amount of future revenues will depend almost entirely upon the Company's ability to obtain new services agreements with utilities and other parties and upon the successful deployment and operation of the Company's wireless data communications networks. The signing of any new services contracts is expected to occur on an irregular basis, if at all. The Company expects that it will generally take two to four years to complete the installation of each network after a services contract has been signed. Service revenues from such networks are not expected to exceed the Company's capital investments and expenses incurred to deploy and operate such network for several years. The Company will not begin to receive recurring revenues under a services contract until

                                   36 CELLNET
portions of the network become operational, which is expected to occur no earlier than six months after installation begins. The Company's results of operations may be adversely affected by delays or difficulties arising in the network installation process. The cost of network deployments will be highly variable and depend upon a wide variety of factors, including radio frequency characteristics, the size of a service territory and density of endpoints within such territory, the nature and sophistication of services being provided, local labor rates and other economic factors.

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

SUBSTANTIAL AND INCREASING COMPETITION

The emerging market for utility NMR systems, and the potential market for other applications once a common infrastructure is in place, have led electronics, communications and utility product companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the CellNet system. The Company believes that its only significant direct competitor in the marketplace at present is Itron, Inc. ("Itron"), an established supplier to the utility industry. Itron has announced the development of its Genesis-TM- system, a radio network system similar to the Company's, for meter reading purposes and is presently offering that system in the marketplace.

                                   37 CELLNET

There may be many potential alternative solutions to the Company's NMR services including traditional wireless solutions. Metricom, Inc., a provider primarily of subscriber-based, wireless data communications for users of portable and desktop computers; First Pacific Networks, a provider primarily of bandwidth efficient wireline communications technology; and Lucent Technologies are examples of companies whose technology might be adapted for NMR and who may become direct competitors of the Company in the future. Whisper Communications Inc. (formerly, a part of Diablo Research Company) has recently announced the introduction of its Whisper-TM- fixed-base communications technology for automated meter reading and other services and indicated that it had several trials currently underway. Schlumberger is developing a fixed network system in cooperation with Motorola for meter reading as well. Schlumberger, Lucent Technologies and First Pacific Networks either have conducted, or are in the process of conducting, pilot trials of utility network automation systems. Established suppliers of equipment, services and technology to the utility industry such as Asea Brown Boveri and General Electric could expand their current product and service offerings so as to compete directly with the Company, although they have not yet done so. Many of the Company's present and potential future competitors have substantially greater financial, marketing, technical and manufacturing resources, name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. While CellNet believes its technology is widely regarded as competitive at the present time, there can be no assurance that the Company's competitors will not succeed in developing products or technologies that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if the Company achieves significant success it could draw additional competitors into the market. Traditional providers of wireless services may in the future choose to enter the Company's markets. Such existing and future competition could materially adversely affect the pricing for the Company's services and the Company's ability to sign long-term contracts and maintain existing agreements with utilities. Competition for services relating to non-utility applications may be more intense than competition for utility NMR services, and additional competitors may emerge as the Company continues to develop non-utility applications. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

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

                                   38 CELLNET

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

The Company's necessary development efforts will require it to make continued substantial investments. The Company has encountered product development delays in the past affecting both software and hardware components of its system.

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

The Company's network equipment uses radio spectrum and, as such, is subject to regulation by the FCC. The Company's network equipment uses both licensed RF spectrum allocated for multiple address system ("MAS") operations in the 928/952 MHz band and unlicensed spectrum in the 902-928 MHz band. In order to obtain a license to operate the Company's network equipment in the 928/952 MHz band, license applicants may need to obtain a waiver of various sections of the FCC's rules. There can be no assurance that the Company will be able to obtain such waivers on a timely basis or to obtain them at all. In addition, as the amount of spectrum in the 928/952 MHz band is limited, issuance of these licenses is contingent upon the availability of spectrum in the area(s) for which the licenses are requested. The Company might not be able to obtain licenses to the spectrum it needs in every area in which it has prospective customers. The FCC's current rules, subject to a number of limited exceptions, permit third parties such as CellNet to operate on spectrum licensed to utilities to provide other services. The Company plans to use these provisions of the FCC's rules to expand its network system.

The FCC requires that a minimum configuration of an MAS system be in operation within eighteen months from the initial date of the grant of the system authorization or risk forfeiture of the license for the MAS frequencies. The eighteen-month deadline may be extended upon showing of good cause, but there is no assurance that the FCC will grant any such extension. The Company is responding to this requirement by selectively building out transmission capacity in some areas where it does not yet have utility telecommunications services contracts and may return certain licenses to the FCC in certain areas.

                                   39 CELLNET

No license is needed to operate the Company's equipment utilizing the 902-928 MHz band, although the equipment must be certified by the Company and the FCC as being compliant with certain FCC restrictions on radio frequency emissions designed to protect licensed services from objectionable interference. While the Company believes it has obtained all required certifications for its products, the FCC could modify the limits imposed on such products or otherwise impose new authorization requirements, and in either case, such changes could have a material adverse impact on the Company's business. The FCC completed a rulemaking proceeding designed to better accommodate the cohabitation in the 902-928 MHz band of existing licensed services with newly authorized and expanded uses of licensed systems, and existing and newly designed unlicensed devices like those used by the Company. In this, proceeding, the FCC expressly recognized the rights of such unlicensed services to operate under certain delineated operating parameters even if the potential for interference to the licensed operations exists. The Company's systems will operate within those specified parameters. The FCC retains the right to modify those rules or to allow for other uses of this spectrum that might create interference to the Company's systems, which could, in either case, have a material adverse impact on the Company's business, operating results, financial condition and cash flow.

While the Company intends to offer non-utility services as a private carrier and in accordance with FCC Rules, each such service offering would need to be reviewed relative to these rules. The FCC's rules currently prohibit the use of the MAS frequencies on which the Company is operating its systems for the provision of common carrier service offerings. In the event that it is determined that a particular service offering does not comply with the rules, the Company may be required to restructure such offering or to utilize other frequencies for the purpose of providing such service. There can be no assurance that the Company will gain access to such other frequencies. Future interpretation of regulations by the FCC or changes in the regulation of the Company's industry by the FCC or other regulatory bodies or legislation by Congress could have a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "Business -- Regulation."

In February 1997, the FCC published for public comment a Notice of Proposed Rule Making regarding Multiple Address Systems. The FCC's proposed rules would, if adopted in the form proposed, among other things (i) provide for the award of new MAS licenses through competitive bidding at auction, (ii) limit the use by holders of new MAS licensed frequency in the 928/952/956 MHz bands (where the Company now operates) exclusively for private internal purposes and not for subscriber-based services, (iii) in respect of new MAS licenses, replace the FCC's existing local area, site-based MAS licensing policy with a broader, as yet undetermined, service or geographical area MAS licensing policy for those frequency bands designated for subscriber-based services (and possibly also for private internal purposes), (iv) afford interference protection to incumbent licensees who would be allowed to continue operating under their current authorizations within designated protected service areas as long as the incumbent licensee does not encroach on the co-channel operations of the geographic area licensee or otherwise expand its service area signal beyond its designated, protected service area, (v) grant incumbent and new MAS licensees greater technical and operational flexibility in certain respects, and (vi) in respect of new MAS licenses, allow geographic area licensees longer periods of time within which to satisfy the construction and service requirements necessary for maintaining a license but impose more burdensome construction and service requirements as of the end of such periods than at present. The Company is unable to predict whether the proposed rules will be adopted in the form proposed, in another form, or at all. If the proposed rules are adopted in the form proposed and the Company is determined to be offering subscriber-based services, as that term may ultimately be defined, the Company could be required to obtain any new MAS licenses it requires in MAS frequency bands other than those in which it now operates. In addition, the Company could be subject to regulation as a common carrier which could increase both administrative and marketing burdens on the Company. Although the Company believes that additional licensed frequency will be generally available to it as required, the cost associated with acquiring such licensed frequency as well as the Company's operating costs could increase, perhaps substantially, if the

                                   40 CELLNET
proposed rules are adopted. The adoption of new rules, depending upon the form in which such rules are adopted, could have a material adverse effect upon the Company's business, operating results, financial condition and cash flow.

In connection with the foregoing, the FCC has temporarily suspended acceptance of MAS applications for new licenses, amendments, or modifications for the 928/959 MHz bands and applications to provide subscriber-based services in the 928/952/956 MHz bands. The temporary suspension does not affect applications for MAS licenses for private internal purposes in the 928/952/956 MHz bands or applications for assignment of licenses or transfer of control. Subject to certain limitations, pending applications at the time of the suspension will continue to be processed. The Company had certain applications pending at the time of the suspension that the Company expects will be processed in due course, although some or all of these may be delayed. Should the Company be determined by the FCC to be offering subscriber-based services, the Company could be precluded from applying for new MAS licenses during the suspension period. This may adversely affect the Company's ability to service areas where it has not yet acquired adequate frequency.

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL

The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, and manage its employee base. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that its systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to exploit opportunities for the Company's services. An inability to manage growth, if any, could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

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

                                   41 CELLNET

Since U.S. patent applications are maintained in secrecy until patents are issued, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, CellNet cannot be certain that it was the first creator of inventions covered by its issued patents or pending patent applications, that it was the first to file patent applications for such inventions or that no patent conflict will exist with other products or processes which could compete with the Company's products or approach. Despite the Company's efforts to safeguard and maintain these proprietary rights, there can be no assurance that the Company will be successful or that the Company's competitors will not independently develop and patent technologies that are substantially equivalent or superior to the Company's technologies. Participants in the wireless industry, including competitors of the Company, typically seek to obtain patents which will provide as broad a protection as possible for their products and processes. There is a substantial backlog of patents at the U.S. Patent Office. It is uncertain whether any such third-party patents will require the Company to alter its products or processes, obtain licenses or cease certain activities. An adverse outcome with regard to a third-party patent infringement claim could subject the Company to significant liabilities, require disputed rights to be licensed or restrict the Company's ability to use such technology. The Company also relies to a substantial degree upon unpatented trade secrets, and no assurance can be given that others, including the Company's competitors, will not independently develop or otherwise acquire substantially equivalent trade secrets. In addition, whether or not additional patents are issued to the Company, others may receive patents which contain claims applicable to products or processes developed by the Company. If any such claims were to be upheld, the Company would require licenses, and no assurance can be given that licenses would be available on acceptable terms, if at all. In addition, the Company could incur substantial costs in defending against suits brought against it by others for infringement of intellectual property rights or in prosecuting suits which the Company might bring against other parties to protect its intellectual property rights. From time to time the Company receives inquiries with respect to the coverage of its intellectual property rights, and there can be no assurance that such inquiries will not develop into litigation.

In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota, alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys' fees and injunctive relief. The Company believes, based on information currently known, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on its results of operations or financial condition.

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

DEPENDENCE ON THIRD-PARTY MANUFACTURERS; EXPOSURE TO COMPONENT SHORTAGES

The Company relies and will continue to rely on outside parties to manufacture a majority of its network equipment such as radio devices and printed circuit boards. As the Company signs additional services contracts, there will be a significant ramp-up in the amount of manufacturing by third parties in order to enable the Company to meet its contractual commitments. The Company currently relies on single manufacturers for radio devices and for printed circuit boards. There can be no assurance that these manufacturers will be able to meet the Company's

                                   42 CELLNET
manufacturing needs in a satisfactory and timely manner or that the Company can obtain additional manufacturers when and if needed. Although the Company believes alternative manufacturers are available, an inability of the Company to develop alternative suppliers quickly or cost-effectively could materially impair its ability to manufacture and install systems. The Company's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. Although the Company believes that these manufacturers would have an economic incentive to perform such manufacturing for the Company, the quality, amount and timing of resources to be devoted to these activities is not within the control of the Company, and there can be no assurance that manufacturing problems will not occur in the future. A significant price increase, a quality control problem, an interruption in supply from one or more of such manufacturers or the inability to obtain additional manufacturers when and if needed could have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

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

Electric utilities in the United States are currently experiencing relatively long lead times, of between 14 and 32 weeks from date of order, for the delivery of new electric meters from domestic meter manufacturers. A significant number of new meters are required to initiate meter retrofit and replacement in connection with each network deployment and to replace existing meters in the field which are found to be obsolete, worn out or otherwise unsuitable for retrofit and redeployment. Any increase in the number of deployments would result in an increase in the number of new meters ordered by utilities over and above those ordered on account of normal growth and replacement within their service areas. To the extent that electric meter manufacturers are unable or unwilling to increase production in line with such increase in demand, temporarily or over a longer term, deployments may be delayed or postponed, with the result that revenues from such deployments will be likewise delayed or postponed.

DEPENDENCE ON BUSINESSES ALLIANCES

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

                                   43 CELLNET

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

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

The Company plans to expand into international markets and has begun initial marketing efforts. The Company does not anticipate that it will have any material international operations for at least the next 12 months. The Company anticipates that it will incur significant expenses in connection with the establishment of international operations. If revenues generated by international activities are not adequate to offset the expense of establishing and maintaining these activities, the Company's business, operating results, financial condition and cash flow could be materially adversely affected. International demand for the Company's services and systems is expected to vary by country, based on such factors as the regulatory environment, electric power generating capacity and demand, labor costs and other political and economic conditions. To date, the Company has no experience in developing a localized version of its wireless data communications system for foreign markets. The Company believes its ability to establish business alliances in each international market will be critical to its success. There can be no assurance that the Company will be able to successfully develop, market and implement its system in international markets or establish successful business alliances for these markets. In addition, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, any of which could adversely impact the Company's potential international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on its business, operating results, financial condition and cash flow.

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

                                   44 CELLNET

VOLATILITY OF STOCK PRICE

The trading price of the Company's Common Stock has been highly volatile at relatively low trading volumes since the Company's Initial Public Offering and has been and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, the signing of services contracts, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the NMR services industry, revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the NMR services industry and general economic and market conditions. In addition, it is possible that in some future period the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Common Stock.

NO DIVIDENDS; DIVIDEND RESTRICTIONS

The Company has not declared or paid any dividends on its capital stock since its inception. The Company currently anticipates that it will retain all of its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's existing financing arrangements restrict the payment of any dividends.

                                   45 CELLNET

      [LOGO]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

CellNet Data Systems, Inc.:

We have audited the accompanying consolidated balance sheets of CellNet Data Systems, Inc. and subsidiaries (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CellNet Data Systems, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/  DELOITTE & TOUCHE LLP
San Jose, California
February 3, 1997

                                   46 CELLNET

CONSOLIDATED
      BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------------------

DECEMBER 31,                                                                1996      1995
------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                             $124,232  $ 48,018
  Short-term investments                                                  54,643    95,779
  Accounts receivable -- trade                                               850     1,160
  Accounts receivable -- other                                             1,264       958
  Prepaid expenses and other                                               1,124       940
------------------------------------------------------------------------------------------
    Total current assets                                                 182,113   146,855
Network components and inventory                                          11,211    11,664
Networks in progress -- net                                               48,426    12,602
Property -- net                                                           12,236     7,539
Debt issuance costs and other -- net                                       5,565     5,646
------------------------------------------------------------------------------------------
Total assets                                                            $259,551  $184,306
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                      $  8,133  $  7,241
  Accrued compensation and related benefits                                2,371     1,353
  Accrued liabilities                                                        950       981
  Current portion of capital lease obligations                               308       280
------------------------------------------------------------------------------------------
    Total current liabilities                                             11,762     9,855
------------------------------------------------------------------------------------------
Senior discount notes -- 13%                                             207,178   182,528
Capital lease obligations                                                    366       540
Commitments and contingencies (Notes 8 and 9)
Series CC redeemable convertible preferred stock -- $.001 par value;
    3,215,768 shares designated and outstanding in 1995; none in 1996         --    29,486
Stockholders' equity (deficit):
  Convertible preferred stock - $.001 par value; 15,000,000 shares
    authorized; shares outstanding, 1995: 9,136,675; 1996: none               --    27,195
  Common stock - $.001 par value; 100,000,000 shares authorized;
    shares outstanding: 1995, 5,034,262; 1996, 38,537,517                205,793    27,608
  Notes receivable from sale of common stock                                (814)     (866)
  Warrants                                                                 2,984     2,984
  Accumulated deficit                                                   (167,715)  (95,021)
  Net unrealized loss on short-term investments                               (3)       (3)
------------------------------------------------------------------------------------------
    Total stockholders' equity (deficit)                                  40,245   (38,103)
------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)                    $259,551  $184,306
------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   47 CELLNET

CONSOLIDATED
      STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                                    1996      1995      1994
----------------------------------------------------------------------------------------------------

Revenues:

  Network service revenues                                              $  1,210  $     35  $     --

  Product sales                                                              368     1,663     1,447

  Other                                                                       91       428       204
----------------------------------------------------------------------------------------------------

    Total Revenues                                                         1,669     2,126     1,651
----------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of network operations                                               8,100     3,671        --

  Cost of product sales                                                      329     1,294     1,109

  Research and development                                                25,394    20,883     9,091

  Marketing and sales                                                      6,021     4,114     3,179

  General and administrative                                              12,036     6,258     2,353

  Depreciation and amortization                                            6,123     2,295       992
----------------------------------------------------------------------------------------------------

    Total costs and expenses                                              58,003    38,515    16,724
----------------------------------------------------------------------------------------------------

Loss from operations                                                     (56,334)  (36,389)  (15,073)

Other income (expense):

  Interest income                                                          7,372     4,590       555

  Interest expense                                                       (23,823)   (9,320)     (101)

  Other - net                                                                 96       166       (13)
----------------------------------------------------------------------------------------------------

Total other income (expense)                                             (16,355)   (4,564)      441
----------------------------------------------------------------------------------------------------

Net loss before income taxes                                             (72,689)  (40,953)  (14,632)

Provision for income taxes                                                     5         3         2
----------------------------------------------------------------------------------------------------

Net loss                                                                ($72,694) ($40,956) ($14,634)
----------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                                      ($  2.19) ($  1.22)
----------------------------------------------------------------------------------------------------

SHARES USED IN COMPUTING NET LOSS PER SHARE                               33,179    33,497
----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   48 CELLNET

CONSOLIDATED STATEMENTS OF
      STOCKHOLDERS' EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT
 SHARE DATA)
----------------------------------------------------------------------------------------------------------------------------------

                                                                           NOTES                                    NET
                        CONVERTIBLE PREFERRED                         RECEIVABLE                             UNREALIZED
                                        STOCK          COMMON STOCK    FROM SALE                                LOSS ON
                        ---------------------  --------------------    OF COMMON              ACCUMULATED    SHORT-TERM
                             SHARES    AMOUNT      SHARES    AMOUNT        STOCK   WARRANTS       DEFICIT   INVESTMENTS      TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCES, January 1,
 1994                     8,489,845  $ 21,001   2,182,510  $ 26,681        ($250)     $  10     ($ 39,431)          $--      8,011

Exercise of stock
 options and
 restricted stock
 purchase                        --        --     533,656       109         (100)        --            --            --          9
Sale of Series DD
 preferred stock (net
 of issuance costs of
 $10)                       518,673     4,989          --        --           --         --            --            --      4,989
Collection of notes
 receivable                      --        --          --        --           66         --            --            --         66
Net unrealized loss on
 short-term
 investments                     --        --          --        --           --         --            --          ) (5         (5)
Net loss                         --        --          --        --           --         --       (14,634)           --    (14,634)
----------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31,
 1994                     9,008,518    25,990   2,716,166    26,790         (284)        10       (54,065)         ) (5     (1,564)

Sale of Series DD
 preferred stock (net
 of issuance costs of
 $31)                       128,157     1,205          --        --           --         --            --            --      1,205
Exercise of stock
 options and
 restricted stock
 purchases                       --        --   2,318,096       818         (628)        --            --            --        190
Common stock warrants
 issued in connection
 with senior discount
 notes                           --        --          --        --           --      2,974            --            --      2,974
Collection of notes
 receivable                      --        --          --        --           46         --            --            --         46
Net unrealized gain on
 short-term
 investments                     --        --          --        --           --         --            --             2          2
Net loss                         --        --          --        --           --         --       (40,956)           --    (40,956)
----------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31,
 1995                     9,136,675    27,195   5,034,262    27,608         (866)     2,984       (95,021)         ) (3    (38,103)

Sale of common stock
 in public offering
 (net of issuance
 costs of $7,841)                --        --   5,000,000    92,159           --         --            --            --     92,159
Exercise of Series BB
 warrants                 1,410,600     1,179          --        --           --         --            --            --      1,179
Conversion of Series
 CC redeemable
 preferred stock upon
 public offering                 --        --   6,431,536    29,486           --         --            --            --     29,486
Conversion of Series
 AA, BB, and DD
 preferred stock upon
 public offering        (10,547,275)  (28,374) 19,683,950    28,374           --         --            --            --         --
Exercise of stock
 options and
 restricted stock
 purchases                       --        --     866,775       186           --         --            --            --        186
Sale of common stock
 in private placement            --        --   1,579,404    28,000           --         --            --            --     28,000
Repurchase of common
 stock                           --        --     (58,410)      (20)          --         --            --            --        (20)
Collection of notes
 receivable                      --        --          --        --           52         --            --            --         52
Net loss                         --        --          --        --           --         --       (72,694)           --    (72,694)
----------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31,
 1996                            --  $     --  38,537,517  $205,793        ($814)    $2,984     ($167,715)         ($)3   ($40,245)
----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   49 CELLNET

CONSOLIDATED STATEMENTS OF
      CASH FLOWS

(IN THOUSANDS)
------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                                     1996       1995      1994
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              ($ 72,694) ($ 40,956) ($14,634)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                           6,123      2,295       992
    Accretion on 13% senior discount notes                                 23,113      9,207        --
    Amortization of debt issuance costs                                       600        256        --
    Loss (gain) on disposition of property                                     (1)        57         2
    Changes in:
      Accounts receivable -- trade                                            310       (457)     (282)
      Accounts receivable -- other                                           (306)      (958)       --
      Prepaid expenses and other                                             (184)      (692)     (126)
      Network components and inventory                                        453     (9,518)   (1,260)
      Accounts payable                                                        892      5,191     1,389
      Accrued compensation and related benefits                             1,018        951        --
      Accrued liabilities                                                     (31)        92      (719)
------------------------------------------------------------------------------------------------------
        Net cash used for operating activities                            (40,707)   (34,532)  (14,638)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property                                                     (9,012)    (6,222)   (2,436)
  Proceeds from sale of property                                               11         --        --
  Networks in progress                                                    (35,944)   (10,811)   (1,333)
  Purchase of short-term investments                                     (329,674)  (285,802)  (12,548)
  Proceeds from sales and maturities of short-term investments            370,810    202,030     3,500
------------------------------------------------------------------------------------------------------
        Net cash used for investing activities                             (3,809)  (100,805)  (12,817)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of senior discount notes and related stock warrants                 --    175,837        --
  Cash paid for debt issuance costs                                          (210)    (5,902)       --
  Other assets                                                               (309)        --        --
  Subordinated debt borrowings                                                 --         --       350
  Repayment of capital lease obligations                                     (307)      (524)     (426)
  Repayment of long-term obligations                                           --         --       (85)
  Proceeds from sale of preferred stock and warrants                        1,179      1,205    34,122
  Proceeds from sale of common stock, net of repurchases                  120,325        190         9
  Collection of note receivable from sale of common stock                      52         46        66
------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                         120,730    170,852    34,036
------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                      76,214     35,515     6,581
CASH AND CASH EQUIVALENTS, Beginning of period                             48,018     12,503     5,922
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, End of period                                $ 124,232  $  48,018  $ 12,503
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of subordinated debt and accrued interest into preferred
    stock                                                               $      --  $      --  $    353
  Acquisition of property under capital leases                          $     161  $     798  $    232
  Sale of common stock for notes receivable                             $      --  $     628  $    100
  Conversion of preferred stock into common stock                       $  57,860  $      --  $     --
  Capitalized interest on networks in progress                          $   1,537  $     458  $     --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                $     110  $     113  $    101
  Cash paid for income taxes                                            $       5  $       3  $      2
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   50 CELLNET

NOTES TO CONSOLIDATED

                  FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS. Since 1993, CellNet Data Systems, Inc. and subsidiaries (the Company) has focused all of its resources and efforts on the development and deployment of its CellNet wireless data communication system to provide automated network meter reading and other services to the utility industry and to providers of non-utility services. The Company's primary activities since 1993 have included research and development, prototype product development, field testing, commercial network installation, provision of wireless data communication services, and raising the financing required to support the development and deployment of its CellNet wireless data communication system. In August 1996, the Company was reincorporated in the State of Delaware.

   The Company provides its services to utility companies pursuant to long-term contracts. The contracts vary in length from 10 to 20 years. Utilities have up to two 5-year renewal options in certain instances on substantially similar terms. Utilities also have the option in certain instances to terminate their contracts early at various times during the initial term, commencing as early as the seventh contract year, upon payment of specified amounts which are intended to allow the Company to recover its then unamortized network endpoint costs based upon agreed prices for such equipment. No assurance can be given that any such renewal and/or early termination options will or will not be exercised.

   The Company completed the installation of a network to provide network meter reading and other services to Kansas City Power & Light Company in 1996 and expects to install additional meters on the network in 1997 and 1998. The Company is currently building a similar network for Union Electric Company. The Company has entered into separate services agreements with Northern States Power Company, Pacific Gas & Electric Company and Puget Sound Energy, Inc. for the construction of networks for those utilities as well.

   The Company does not expect to receive significant revenues relative to anticipated operating costs during 1997. Management plans to significantly increase operations through the installation of additional networks for other utility companies and other nonutility clients and intends to fund these operations through additional debt and equity financing.

   CONSOLIDATION. The accompanying consolidated financial statements include the accounts of CellNet Data Systems, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

   FINANCIAL STATEMENT ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Such estimates include the level of inventory reserves for obsolete, slow moving or nonsalable network components and inventory, evaluation of network assets for impairment, accrued liabilities and a valuation allowance against net deferred tax assets. Actual results could differ from those estimates.

                                   51 CELLNET

   CASH EQUIVALENTS. Cash equivalents are highly liquid debt instruments acquired with an original maturity of three months or less. The recorded carrying amounts of the Company's cash equivalents approximate their fair market value.

   SHORT-TERM INVESTMENTS. Short-term investments represent debt and equity securities which are stated at fair value. All short-term investments are classified as available-for-sale. Any temporary difference between an investment's amortized cost and its market value is recorded as a separate component of stockholders' equity (deficit) until such gains or losses are realized. Gains or losses on the sale of securities are computed using the specific identification method.

   STOCK-BASED COMPENSATION. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

   CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company sells its products and services and installs its networks primarily to utility companies in the United States. To reduce credit risk related to accounts receivable, the Company periodically evaluates its customers' financial condition. Collateral is generally not required. Reserves are maintained for credit losses, but the Company historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographical area. Two customers accounted for 69% and 11% of trade accounts receivable at December 31, 1995 and two customers accounted for 64% and 29% of revenues for the year ended December 31, 1995. Two customers accounted for 33% and 22% of trade accounts receivable at December 31, 1996 and two customers accounted for 69% and 21% of revenues for the year ended December 31, 1996.

   The Company invests in a variety of financial instruments such as commercial paper, debt securities of the U.S. government, foreign debt securities and preferred stock. The Company, by policy, limits the amount of credit exposure with any one financial instrument or commercial issuer. All such instruments are rated by Standard & Poor's as A- or higher. The Company also places its investments for safekeeping with high-credit-quality financial institutions.

   NETWORK COMPONENTS AND INVENTORY. Network components and inventory are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1996, network components and inventories consist primarily of purchased and in-process materials to be included in the Company's installed networks. Once the assembly process is complete, the inventory item is transferred to a particular network location.

   NETWORKS IN PROGRESS, NET. Networks in progress, which are stated at cost, include both equipment assembled at the Company and systems partially installed at customer sites. Interest is capitalized using the Company's cost of capital until the point in the installation at which each network begins generating revenue. (Accordingly, $458,000 and $1,537,000 of interest was capitalized during 1995 and 1996, respectively.) Depreciation is computed on a straight-line basis over the shorter of the estimated useful lives of the network assets or the contract's life from initial revenue generation until contract termination. Depreciation commences when the network begins generating significant revenue, typically when network installation is approximately 50% complete. At December 31, 1996, accumulated depreciation was $1,657,000.

   PROPERTY. Property and leasehold improvements are stated at cost. Depreciation and amortization are computed on a straight-line basis over estimated useful lives of three to five years or the capital lease term, if shorter.

                                   52 CELLNET

   DEBT ISSUANCE COSTS AND OTHER. includes debt issue costs associated with the senior discount notes (see Note 5) and a prepaid royalty amount paid to one of the Company's vendors. The debt issuance costs are capitalized and amortized using the effective interest method over the lives of the related debt.

   RECENTLY ISSUED ACCOUNTING STANDARD. In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which became effective January 1, 1996. This statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Implementation did not have a material impact on the Company's financial statements.

   REVENUE RECOGNITION. Network service revenue, associated with installed networks, is recognized in the period of service. Product revenue is recognized upon product shipment.

   FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's U.K. subsidiary is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the period, nonmonetary assets and liabilities are translated at historical rates and operating expenses are translated at average exchange rates in effect during the period. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of operations, have not been significant.

   FAIR VALUE OF FINANCIAL INSTRUMENTS. The recorded carrying amounts of the Company's financial instruments, namely cash and cash equivalents and short-term investments, approximate their fair value. The estimated fair value of the Company's Senior Discount Notes was $179,563,000 and $224,250,000 at December 31, 1995 and 1996, respectively. The fair values of cash equivalents and short-term investments are based on quoted market prices, and the estimated fair value of the Senior Discount Notes is based on information provided by the initial purchaser of the original notes.

   NET LOSS PER SHARE. Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding for 1996. For 1995, common equivalent shares include preferred stock and certain warrants (using the "if converted" method) and stock options and the remaining warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the initial filing date as if they were outstanding for all periods prior to the initial filing date. In addition, all outstanding preferred stock and warrants that were converted in the initial public offering are included in the computation as common equivalent shares even when the effect is anti-dilutive.

   Effective September 26, 1996, the Board of Directors of the Company approved a two-for-one split of all outstanding shares of common stock. All shares and per-share amounts have been adjusted to reflect this split.

   RECLASSIFICATIONS. Certain reclassifications have been made to the 1994 and 1995 amounts to conform to the 1996 presentation.

2.  SHORT-TERM INVESTMENTS

   The fair value and the amortized cost of short-term investments at December 31, 1995 and 1996 are presented below. Fair values are based on quoted market prices obtained from the Company's broker. All of the Company's short-term investments are classified as available-for-sale, since the Company intends to sell them

                                   53 CELLNET
   as needed for operations. The tables present the unrealized holding gains and losses related to each category of investment security (in thousands).

-------------------------------------------------------------------------------------------

                                                            UNREALIZED UNREALIZED
                                                 AMORTIZED    LOSS ON    GAIN ON     MARKET
DECEMBER 31, 1995                                     COST  INVESTMENT INVESTMENT     VALUE
-------------------------------------------------------------------------------------------

Auction-rate preferred stock                     $  19,803        ($3)       $--  $  19,800

Corporate debt securities                           64,664         --         --     64,664

Debt securities of states of the United States
 and political subdivisions of the states            3,000         --         --      3,000

Debt securities issued by United States
 government agencies                                 4,647         --          2      4,649

Foreign debt securities                              3,668         (2)        --      3,666
-------------------------------------------------------------------------------------------
Total                                            $  95,782        ($5)       $ 2  $  95,779
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------

                                                            UNREALIZED UNREALIZED
                                                 AMORTIZED    LOSS ON    GAIN ON     MARKET
DECEMBER 31, 1996                                     COST  INVESTMENT INVESTMENT     VALUE
-------------------------------------------------------------------------------------------

Certificates of deposit                          $   2,002        $--        $--  $   2,002

Auction-rate preferred stock                        33,550         --         --     33,550

Corporate debt securities                          141,107         (4)         1    141,104
-------------------------------------------------------------------------------------------

Total                                              176,659         (4)         1    176,656

Less amounts included in cash and equivalents     (122,013)        --         --   (122,013)
-------------------------------------------------------------------------------------------
                                                 $  54,646       ($ 4)       $ 1  $  54,643
-------------------------------------------------------------------------------------------

                                   54 CELLNET

   The final maturity periods of short-term investments at December 31, 1996 are as follows (in thousands):

--------------------------------------------------------------------------------------

                                                            MARKET VALUE OF MATURITIES
                                            ------------------------------------------
                                                         FIVE TO    GREATER
                                               WITHIN        TEN       THAN
                                             ONE YEAR      YEARS   10 YEARS      TOTAL
--------------------------------------------------------------------------------------

Certificates of deposit                     $   2,002  $      --  $      --  $   2,002

Auction-rate preferred stock                       --     10,600     22,950     33,550

Corporate debt securities                     139,104         --      2,000    141,104
--------------------------------------------------------------------------------------

Total                                         141,106     10,600     24,950    176,656

Less amounts included in cash and cash
 equivalents                                 (122,013)        --         --   (122,013)
--------------------------------------------------------------------------------------

                                            $  19,093  $  10,600  $  24,950  $  54,643
--------------------------------------------------------------------------------------

   All short-term investments with final maturities exceeding one year have provisions requiring their repurchase at par at the option of the holder and for adjustment to market rates of interest on at least an annual basis. The Company treats such investments as having a maturity of one year or less for purposes of compliance with investment limitations provided in the Senior Discount Note Indenture (see Note 5).

3.  PROPERTY

   Property consists of (in thousands):

---------------------------------------------------------------------------------------

DECEMBER 31,                                                            1996       1995
---------------------------------------------------------------------------------------

Manufacturing equipment and tools                                  $   8,065  $   4,870

Office furniture and equipment                                         9,129      4,111

Engineering equipment                                                  2,942      2,119

Vehicles                                                                 204         --
---------------------------------------------------------------------------------------

Total                                                                 20,340     11,100

Accumulated depreciation and amortization                             (8,104)    (3,561)
---------------------------------------------------------------------------------------
Total                                                              $  12,236  $   7,539
---------------------------------------------------------------------------------------

                                   55 CELLNET

4.  ACCRUED LIABILITIES

   Accrued liabilities consist of (in thousands):

--------------------------------------------------------------------------------------------

DECEMBER 31,                                                                 1996       1995
--------------------------------------------------------------------------------------------

Accrued contractual obligations                                         $     277  $     273

Professional services                                                         276        232

Deferred revenue                                                              150        190

Other                                                                         247        286
--------------------------------------------------------------------------------------------
Total                                                                   $     950  $     981
--------------------------------------------------------------------------------------------

5.  SENIOR DISCOUNT NOTES

   In 1995, the Company received $175,837,000 in gross proceeds from the issuance of $325,000,000 aggregate principal amount at maturity of its 13% Senior Discount Notes due June 15, 2005 and related warrants to purchase 2,600,000 shares of common stock at $0.005 per share (the Notes and Common Stock Warrants). Aggregate proceeds of $2,974,000 have been attributed to the Common Stock Warrants. Commencing December 15, 2000, interest will be payable on the Notes semi-annually in arrears on each December 15 and June 15 at the rate of 13% per annum.

   The Notes are redeemable at the option of the Company, in whole or in part, at any time on and after June 15, 2000 at specified redemption prices for the relevant year of redemption, plus accrued and unpaid interest to the date of redemption. In addition, the Company may redeem in cash at its option at any time prior to June 15, 1998 up to 25% of the aggregate principal amount of the Notes at 113% of the accreted value thereof on the date of redemption plus accrued and unpaid interest, if any, from the proceeds of a public equity offering (as defined). There are no sinking fund requirements. In the event of a change of control (as defined), each holder of the Notes has the option to require the Company to repurchase such holder's Notes at 101% of the accreted value thereof on the date of repurchase (if prior to June 15, 2000) or 101% of the aggregate principal face amount thereof, plus accrued and unpaid interest, if any, to the repurchase date (if on or after June 15, 2000).

   The Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and PARI PASSU with all existing and future senior indebtedness of the Company. The Indenture pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company to make dividend payments, make investments, repurchase outstanding shares of stock, prepay other debt obligations, incur additional indebtedness, effect asset dispositions, engage in sale and leaseback transactions, consolidate, merge or sell all or substantially all of the Company's assets, or engage in transactions with affiliates, or effect certain transactions by its restricted subsidiaries (as defined). The Company was in compliance with the financial covenants of the Indenture at December 31, 1996.

6.  STOCKHOLDERS' EQUITY (DEFICIT)

   CONVERTIBLE PREFERRED STOCK. In conjunction with the initial public offering of the Company's common stock, all outstanding shares of convertible preferred stock were converted into common stock upon the closing of the offering.

                                   56 CELLNET

   COMMON STOCK. At December 31, 1996, the Company had reserved shares of common stock for issuance as follows:

--------------------------------------------------------------------------------------

Issuance under employee stock purchase plan                                  1,200,000

Issuance upon exercise of common stock warrants                              2,650,000

Issuance under stock option plans                                            4,394,855
--------------------------------------------------------------------------------------
Total                                                                        8,244,855
--------------------------------------------------------------------------------------

   RESTRICTED STOCK. Certain officers, employees and consultants exercised stock options with cash or full recourse notes. The related shares of common stock continue to vest in accordance with the terms of the stock option. The related notes bear interest at rates ranging from 6.04% to 7.92% and are due in 1999 through 2000. At December 31, 1996, 1,275,841 outstanding shares of such stock were subject to repurchase.

   1996 EMPLOYEE STOCK PURCHASE PLAN. In 1996, the Company adopted an Employee Stock Purchase Plan (the Plan). A total of 1,200,000 shares of common stock are reserved for issuance under the Plan. Under the Plan, the Company will withhold a specified percentage of each salary payment to participating employees over certain offering periods. Unless the Board of Directors shall determine otherwise, each offering period will run for six months, from November 1 to April 30 and from May 1 to October 31, except that the first offering period commenced on September 26, 1996 and will end on April 30, 1997. The price at which common stock may be purchased under the Plan is equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is lower. No shares had been purchased under the Plan as of December 31, 1996.

   WARRANTS. At December 31, 1996, the following warrants to purchase stock were outstanding:

   Warrants to purchase 50,000 shares of common stock at $2.00 per share become exercisable over a five-year period at the rate of 20% per year commencing August 21, 1992, subject to certain conditions. The warrants expire on February 24, 1999, or, with written notice from the Company, two days prior to (a) the merger of the Company with or into a corporation as a result of which the stockholders of the Company hold less than 50% of the equity securities of the surviving corporation or its parent (unless the securities received are freely tradable and listed on a national securities exchange or on the NASDAQ National Market System), (b) the sale, conveyance or disposition of all or substantially all of the assets of the Company, or (c) the liquidation, dissolution or winding up of the Company.

   Warrants to purchase 2,600,000 shares of common stock at $0.005 per share were granted in connection with the issuance and sale in 1995 of the Company's Senior Discount Notes (see Note 5). The warrants expire on the earliest to occur of (a) 90 days after a change of control of the Company (as defined), and (b) June 30, 1997.

   STOCK OPTION PLANS. The Company has stock option plans (the Plans) under which shares are reserved for issuance to officers, directors, employees and consultants. Under the Plans, both incentive and nonstatutory stock options to purchase common stock may be granted or restricted common stock may be sold at prices not less than the fair market value of the common stock at the date of grant. The fair market value and terms of exercise are determined by the Board of Directors. Options outstanding at December 31, 1996 generally become exercisable over five years, commencing six months from the date of the individual's employment or the date of grant and expire ten years from the date of grant. At December 31, 1996, there were 971,299 shares available for future grant under the Plans.

                                   57 CELLNET

   A summary of stock option activity under the Plans on a combined basis is as follows:

-----------------------------------------------------------------------------------

                                                              OUTSTANDING OPTIONS
                                                             ----------------------
                                                                           WEIGHTED
                                                                            AVERAGE
                                                                NUMBER     EXERCISE
                                                             OF SHARES        PRICE
-----------------------------------------------------------------------------------

Balances, January 1, 1994                                    1,618,434       $0.146

Granted                                                      4,447,850        0.698

Exercised                                                     (533,656)       0.409

Cancelled                                                     (292,000)       0.402
-----------------------------------------------------------------------------------

Balances, December 31, 1994                                  5,240,628        0.574

Granted (weighted average fair value $.129 per share)          514,600        1.182

Exercised                                                    (2,318,096)       0.706

Cancelled                                                     (163,498)       0.784
-----------------------------------------------------------------------------------

Balances, December 31, 1995                                  3,273,634        0.565

Granted (weighted average fair value $1.486 per share)         889,910        3.827

Exercised                                                     (866,775)       0.214

Cancelled                                                     (109,679)       0.683
-----------------------------------------------------------------------------------
Balances, December 31, 1996                                  3,187,090       $1.278
-----------------------------------------------------------------------------------

   Additional information regarding options outstanding as of December 31, 1996 is as follows:

-------------------------------------------------------------------------------------------

                                         OPTIONS OUTSTANDING
                                      --------------------------      OPTIONS EXERCISABLE
                                         WEIGHTED                   -----------------------
                                          AVERAGE       WEIGHTED                   WEIGHTED
                                        REMAINING        AVERAGE                    AVERAGE
            RANGE OF        NUMBER    CONTRACTUAL       EXERCISE         NUMBER    EXERCISE
     EXERCISE PRICES   OUTSTANDING           LIFE          PRICE    EXERCISABLE       PRICE
-------------------------------------------------------------------------------------------

      $0.05 - $ 0.50    2,279,389            7.10       $  0.294      1,123,528     $0.237

      $1.00 - $ 2.00      723,176            9.15       $  1.887        105,539     $1.843

     $3.00 - $13.625      184,525            9.73       $ 11.038          5,370     $4.187
-------------------------------------------------------------------------------------------

                                   58 CELLNET

    ADDITIONAL STOCK PLAN INFORMATION

   The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

   Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS 123) requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and estimated term. These calculations were made using the minimum value method prior to the Company's public offering and the Black-Scholes option pricing model with the following weighted average assumptions: expected life,
   21.3 months following vesting; stock volatility, 60% in 1996, subsequent to the Company's initial filing for their IPO; risk free interest rates, 6% in 1995 and 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $40,986,376 ($1.22 per share) in 1995 and $73,314,109 ($2.21 per share) in 1996. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

7.  INCOME TAXES

   No federal income taxes were provided in 1994, 1995 or 1996 due to the Company's net losses. The provisions for income taxes for these periods represent various state minimum income and franchise taxes. The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

---------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                     1996       1995       1994
---------------------------------------------------------------------------------------

Taxes computed at federal statutory rate                ($ 25,441) ($ 14,334) ($  5,121)

State income taxes, net of federal effect                  (2,544)    (1,843)      (658)

Research tax credits                                        3,760       (399)      (447)

Change in valuation allowance                              23,349     18,120      5,522

Other                                                         881     (1,541)       706
---------------------------------------------------------------------------------------
Total provision                                         $       5  $       3  $       2
---------------------------------------------------------------------------------------

                                   59 CELLNET

   The tax effects of temporary differences that give rise to deferred taxes were as follows (in thousands):

--------------------------------------------------------------------------------------

DECEMBER 31,                                                           1996       1995
--------------------------------------------------------------------------------------

Deferred tax assets:

  Tax net operating loss and credit carryforwards                 $  48,778  $  30,910

  Senior note original issue discount                                13,263      3,817

  Research and development expenses capitalized for tax purposes      1,138      3,645

  Expenses not currently deductible for tax purposes                    724      2,182
--------------------------------------------------------------------------------------

Total deferred tax assets                                            63,903     40,554

Valuation allowance on deferred tax assets                          (63,903)   (40,554)

Net deferred income taxes                                         $      --  $      --
--------------------------------------------------------------------------------------

   At December 31, 1996, the Company had net operating loss carryforwards of approximately $127,900,000 and $71,900,000 available to offset future federal and state taxable income, respectively. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987. Such federal carryforwards expire in 2001 through 2011. Such state carryforwards expire in 1997 through 2011. Equity issuances in April 1991 and the initial public offering in 1996 triggered such limitations on loss carryforwards. As of December 31, 1996, approximately $108,000,000 of net operating losses remain limited to an annual usage of approximately $36,400,000 for federal income tax purposes.

   The Company has capitalized approximately $82,200,000 of research and development expenditures for California purposes which are available for amortization in future years. Realization of the deferred tax assets associated with these expenditures is contingent upon the amount of income or loss apportioned to California during the subject amortization periods. Research and development tax credit carryforwards of approximately $1,800,000 and $1,300,000 are also available to offset future federal and California income taxes payable, respectively.

   A valuation allowance has been recorded against tax assets for which realization is uncertain. Based upon the Company's history of operating losses and the expiration dates of the loss carryforwards, the Company has recorded a valuation allowance to the full extent of its net deferred tax assets.

8.  COMMITMENTS AND LEASES

   At December 31, 1995 and 1996, equipment with a net book value of $854,000 and $878,000 (net of accumulated amortization of $372,000 and $708,000, respectively), has been leased under capital leases.

   The Company leases its principal manufacturing and office facilities under noncancelable operating lease and sublease agreements expiring as to portions of the space at various times commencing February 1996 through December 2000.

                                   60 CELLNET

   Future minimum annual rental payments under capital and operating leases are as follows (in thousands):

-------------------------------------------------------------------------------------------

                                                                         CAPITAL  OPERATING
YEARS ENDING DECEMBER 31,                                                 LEASES     LEASES
-------------------------------------------------------------------------------------------

  1997                                                                $     374      $1,662

  1998                                                                      201       1,618

  1999                                                                      121       1,283

  2000                                                                       88       1,205

  2001                                                                       10         194

  Thereafter                                                                 --       1,287
-------------------------------------------------------------------------------------------

Total minimum lease payments                                                794      $7,249

Amount representing interest                                               (120)
-------------------------------------------------------------------------------------------

Present value of minimum lease payments                                     674

Current portion                                                             308
-------------------------------------------------------------------------------------------
Long-term lease obligations                                           $     366
-------------------------------------------------------------------------------------------

   Facilities rent expense was $421,000, $901,000, and $1,301,000 for 1994, 1995
   and 1996, respectively. Rent expense is net of sublease income of $175,000 in 1994.

9.  LITIGATION

   The industry in which the Company operates is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to one such claim of this nature.

   Although the ultimate outcome of this matter is not presently determinable, management believes that the resolution will not have a material effect on the Company's financial position or results of operations. Although the Company has been granted federal registration of its "CellNet" trademark, in January 1995, Century Telephone Enterprises, Inc. (Century Telephone) filed a petition for cancellation in an attempt to challenge such registration. The matter is currently pending before the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office. CellNet and Century Telephone are the sole parties in the action. If such challenge were successful, the Company could lose its registration and could be required to adopt a new trademark and possibly a new or modified corporate name. CellNet could encounter similar challenges in the future. While the requirement to adopt a new trademark or new or modified corporate name could involve a significant expense and could result in the loss of any goodwill and name recognition associated with the Company's current trademark and corporate name, the Company does not believe this would have a long-term material adverse impact on its business, operating results, financial condition and cash flow.

   In October 1996, Itron, Inc., one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. The Company believes, based on its current information, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on its results of operations or financial condition.

                                   61 CELLNET

   On October 31, 1996, a complaint SETTLE V. SEIDL, ET AL. No. 398464, was filed in the Superior Court of California for the County of San Mateo against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering. The complaint, which is a purported class action filed on behalf of the Company's stockholders who purchased shares in the Company's initial public offering, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. On November 8 and 13, 1996, two additional complaints, KAREN ZULLY V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398551 and HOWARD FIENMAN AND GERALD SLAPSOWITZ V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398560, were filed in the Superior Court of California for the County of San Mateo. These cases are essentially similar in nature to the SETTLE case. The Court has ordered consolidation of the SETTLE and ZULLY actions. The Company expects that the FIENMAN action will be consolidated with the SETTLE and ZULLY actions before trial. The Company believes that the allegations in these complaints are without merit and intends to defend these actions vigorously. In the Company's opinion, the ultimate outcome of these lawsuits is not expected to have a material adverse effect on its results of operations or financial condition.

                                     * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                   62 CELLNET

PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the registrant's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the registrant's Proxy Statement.

                                   63 CELLNET

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules. The financial statements as set forth under Item 8 of this report on Form 10-K are included.

Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K. Not applicable.

(c) Exhibits.

------------------------------------------------------------------------------------

EXHIBIT       DESCRIPTION
------------------------------------------------------------------------------------

    3.1(1)    Amended and Restated Certificate of Incorporation filed on September
                26, 1996.

    3.2(1)    Bylaws.

    4.1(1)    Specimen Common Stock Certificate.

    4.2(1)    Indenture between the Registrant and The Bank of New York date June
                15, 1995, including the form of Senior Discount Note.

    4.3(1)    Warrant Agreement between the Registrant and The Bank of New York dated June 15, 1995, including form Warrant.

    4.4(1)    Notes Registration Rights Agreement dated June 15, 1995 by and between the Registrant and Smith Barney Inc.

    4.5(1)    Warrants Registration Rights Agreement dated June 15, 1995 by and between the Registrant and Smith Barney Inc.

    4.6(1)    First Supplemental Indenture between the Registrant and The Bank of
                New York dated November 21, 1995.

    4.7(1)    First Supplemental Warrant Agreement between the Registrant and The
                Bank of New York dated November 21, 1995.

    4.8(1)    First Supplemental Notes Registration Rights Agreement dated November
                21, 1995 by and between the Registrant and Smith Barney Inc.

    4.9(1)    First Supplemental Warrants Registration Rights Agreement dated
                November 21, 1995 by and between the Registrant and Smith Barney
                Inc.

   4.10(1)    Warrant Agreement between the Registrant and Axonn Corporation dated
                August 12, 1992.

   4.11(1)    Form of Warrant Agreement between the Registrant and Diablo Research
                Corporation.

   4.12(1)    Stock Purchase Agreement dated September 6, 1996 between the
                Registrant and Northern States Power Company.

   4.13(1)    Stock Purchase Agreement dated September 4, 1996 between the
                Registrant and Union Electric Development Corporation.

   4.14(1)    Stock Purchase Agreement dated September 16, 1996 between the
                Registrant and Bechtel Enterprises, Inc.

   4.15(2)    Second Supplemental Indenture by and between the Registrant and The
                Bank of New York dated as of August 30, 1996.

   4.16(2)    Specimen 13% Senior Discount Note Due 2005, Series B.

   10.1(1)    Form of current Indemnification Agreement for directors and officers.

                                   64 CELLNET

------------------------------------------------------------------------------------

EXHIBIT       DESCRIPTION
------------------------------------------------------------------------------------
  10.2A(1)    1992 Stock Option Plan and forms of agreements thereunder.

  10.2B(1)    1994 Stock Plan and forms of agreements thereunder.

   10.3(1)    1996 Employee Stock Purchase Plan.

   10.4(1)    Shareholder's Agreement between the Registrant and certain shareholders dated August 15, 1994, as amended by Amendment No. 1 on
                December 22, 1994, Amendment No. 2 on June 15, 1995 and Amendment
                No. 3 on November 21, 1995.

   10.5(1)    Lease between the Registrant and WDT Shoreway dated April 6, 1989 for the Registrant's San Carlos headquarters.

   10.6(1)    Restricted Stock Purchase Agreement between the Registrant and John
                Seidl dated December 27, 1994.

   10.7(1)    Restricted Stock Purchase Agreement between the Registrant and James
                Jennings dated August 1, 1995.

   10.8(1)    Restricted Stock Purchase Agreement between the Registrant and Philip
                Mallory dated July 21, 1995.

   10.9(1)    Restricted Stock Purchase Agreement between the Registrant and Larsh
                Johnson dated August 1, 1995.

  10.10+(1)   License Agreement between the Registrant and Axonn Corporation dated
                August 21, 1992, as amended by an Addendum and a Second Addendum, each dated November 8, 1993.

  10.11+(1)   License Agreement between the Registrant and Axonn Corporation dated
                March 25, 1996.

  10.12+(1)   License Agreement between the Registrant and Life Point Systems
                Limited Partnership dated August 12, 1994.

  10.13(1)    Agreement between the Registrant and James Jennings dated July 11,
                1994.

  10.14(1)    Form of Employee Severance Agreement.

  10.15(1)    Form of Promissory Note between the Registrant and certain officers of the Registrant in connection with the purchase of restricted stock.

  10.16       Restricted Stock Purchase Agreement between the Registrant and David
                L. Perry dated June 29, 1995.

  10.17       Restricted Stock Purchase Agreement between the Registrant and David
                L. Perry dated June 29, 1995.

  10.18       Restricted Stock Purchase Agreement between the Registrant and Paul G.
                Manca dated July 31, 1995.

  10.19       Amendment dated February 5, 1997 to License Agreement between the
                Registrant and Axonn Corporation dated August 21, 1992, as amended.

   21.1(1)    Subsidiaries of the Registrant.

   23.1       Independent Auditors' Consent.

   27.1       Financial Data Schedule.
------------------------------------------------------------------------------------

 +  Confidential Treatment granted.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-09537) filed on September 24, 1996.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-15395) filed on November 1, 1996.

                                   65 CELLNET

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Carlos, State of California, on the 7th day of March, 1997.

                                CELLNET DATA SYSTEMS, INC.

                                By:              /s/ JOHN M. SEIDL
                                       -------------------------------------
                                                   John M. Seidl
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                    AND DIRECTOR

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John M. Seidl and Paul G. Manca, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

-------------------------------------------------------------------------------

          SIGNATURE                       TITLE                    DATE
-------------------------------------------------------------------------------

                                President, Chief Executive
      /s/ JOHN M. SEIDL           Officer and Director
------------------------------    (Principal Executive         March 7, 1997
        John M. Seidl             Officer)

                                Vice President and Chief
      /s/ PAUL G. MANCA           Financial Officer
------------------------------    (Principal Financial and     March 7, 1997
       (Paul G. Manca)            Accounting Officer)

       /s/ PAUL M. COOK
------------------------------  Chairman of the Board,         March 7, 1997
        (Paul M. Cook)            Director

                                   66 CELLNET

-------------------------------------------------------------------------------

          SIGNATURE                       TITLE                    DATE
-------------------------------------------------------------------------------

     /s/ NEAL M. DOUGLAS
------------------------------  Director                       March 7, 1997
      (Neal M. Douglas)

    /s/ WILLIAM C. EDWARDS
------------------------------  Director                       March 7, 1997
     (William C. Edwards)

       /s/ WILLIAM HART
------------------------------  Director                       March 7, 1997
        (William Hart)

      /s/ NANCY E. PFUND
------------------------------  Director                       March 7, 1997
       (Nancy E. Pfund)

       /s/ BRIAN KWAIT
------------------------------  Director                       March 7, 1997
        (Brian Kwait)

     /s/ HENRY B. SARGENT
------------------------------  Director                       March 7, 1997
     (Henry B. Sargent))

                                   67 CELLNET