Form 10-Q
period 1997-01-01
CELLNET DATA SYSTEMS INC
filed 1997-05-13
CIK 805956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934

                           FOR THE PERIOD ENDED MARCH 31, 1997

                                            OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-21409

                            ------------------------

                           CELLNET DATA SYSTEMS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                 94-2951096
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

          125 SHOREWAY ROAD
        SAN CARLOS, CALIFORNIA                            94070
   (Address of principal executive                      (Zip Code)
               offices)

                                 (415) 508-6000

              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(a) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 1, 1997, 39,546,932 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CELLNET DATA SYSTEMS, INC.
                                     INDEX

                                                                                                                   PAGE NO.
                                                                                                                 -------------
PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements

             (a)        Condensed Consolidated Financial Statements (unaudited)................................            1

             (b)        Condensed Consolidated Balance Sheets--As of March 31, 1997 and December 31, 1996......            1

             (c)        Condensed Consolidated Statements of Operations--Three months ended March 31, 1997 and
                          March 31, 1996.......................................................................            2

             (d)        Condensed Consolidated Statements of Cash Flows--Three months ended March 31, 1997 and
                          March 31, 1996.......................................................................            3

             (e)        Notes to Condensed Consolidated Financial Statements...................................            4

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............
                                                                                                                           6

PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings.................................................................................           23

  Item 2.    Changes in Securities.............................................................................           23

  Item 3.    Defaults Upon Senior Securities...................................................................           24

  Item 4.    Submission of Matters to a Vote of Security Holders...............................................           24

  Item 5.    Other Information.................................................................................           24

  Item 6.    Exhibits and Reports on Form 8-K..................................................................           24

SIGNATURES.....................................................................................................           25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CELLNET DATA SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1997          1996
                                                                                        -----------  ------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................................  $   115,850   $  124,232
  Short-term investments..............................................................       34,300       54,643
  Accounts receivable--trade..........................................................        1,220          850
  Accounts receivable--other..........................................................        1,150        1,264
  Prepaid expenses and other..........................................................        1,385        1,124
                                                                                        -----------  ------------
    Total current assets..............................................................      153,905      182,113

Network components and inventory......................................................       14,105       11,211
Networks in progress--net.............................................................       57,264       48,426
Property--net.........................................................................       13,961       12,236
Debt issuance and other costs--net....................................................        5,420        5,565
                                                                                        -----------  ------------
    Total assets......................................................................  $   244,655   $  259,551
                                                                                        -----------  ------------
                                                                                        -----------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................  $     8,226   $    8,133
  Accrued compensation and related benefits...........................................        2,686        2,371
  Accrued liabilities.................................................................          831          950
  Current portion of capital lease obligations........................................          298          308
                                                                                        -----------  ------------
    Total current liabilities.........................................................       12,041       11,762
                                                                                        -----------  ------------
Senior discount notes--13%............................................................      213,896      207,178
                                                                                        -----------  ------------
Capital lease obligations--net........................................................          321          366
                                                                                        -----------  ------------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 3)

Stockholders' equity:
  Preferred stock--$.001 par value; 15,000,000 shares authorized; shares outstanding,
    1996: none; 1997: none............................................................           --           --
  Common stock--$.001 par value; 100,000,000 shares authorized; shares outstanding,
    1996: 38,537,517; 1997: 39,437,432................................................      206,611      205,793
  Notes receivable from sale of common stock..........................................         (718)        (814)
  Warrants............................................................................        2,223        2,984
  Accumulated deficit.................................................................     (189,719)    (167,715)
  Net unrealized loss on short-term investments.......................................            0           (3)
                                                                                        -----------  ------------
    Total stockholders' equity........................................................       18,397       40,245
                                                                                        -----------  ------------
Total liabilities and stockholders' equity............................................  $   244,655   $  259,551
                                                                                        -----------  ------------
                                                                                        -----------  ------------

     See accompanying notes to condensed consolidated financial statements

                           CELLNET DATA SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                 THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Revenues:
  Network service revenues................................................................  $      859  $       74
  Product sales...........................................................................          64          70
  Other revenues..........................................................................          56          25
                                                                                            ----------  ----------
    Total revenues........................................................................         979         169
                                                                                            ----------  ----------
Costs and expenses:
  Cost of network operations..............................................................       3,565       1,252
  Cost of product sales...................................................................          78          65
  Research and development................................................................       6,396       5,686
  Marketing and sales.....................................................................       1,739       1,309
  General and administrative..............................................................       4,427       2,220
  Depreciation and amortization...........................................................       2,465         891
                                                                                            ----------  ----------
    Total costs and expenses..............................................................      18,670      11,423
                                                                                            ----------  ----------
Loss from operations......................................................................     (17,691)    (11,254)

Equity in income (loss) of unconsolidated affiliate.......................................        (358)          0

Other income (expense):
  Interest income.........................................................................       2,291       1,905
  Interest expense........................................................................      (6,311)     (5,710)
  Other--net..............................................................................          66          (6)
                                                                                            ----------  ----------
Total other income (expense)..............................................................      (3,954)     (3,811)
                                                                                            ----------  ----------
Net loss before income taxes..............................................................     (22,003)    (15,065)

Provision for income taxes................................................................           1           1
                                                                                            ----------  ----------
Net loss..................................................................................  $  (22,004) $  (15,066)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
NET LOSS PER SHARE........................................................................  ($    0.56) ($    0.48)

SHARES USED IN COMPUTING PER SHARE AMOUNTS................................................      38,945      31,158
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying notes to condensed consolidated financial statements

                           CELLNET DATA SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................................................  $  (22,004) $  (15,067)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization.........................................................       2,465         891
    Accretion on 13% senior discount notes................................................       6,132       5,537
    Amortization of debt issuance costs...................................................         155         148
    Changes in:
      Accounts receivable--trade..........................................................        (370)        299
      Accounts receivable--other..........................................................         114      (2,156)
      Prepaid expenses and other assets...................................................        (261)       (660)
      Accounts payable....................................................................          93         200
      Accrued compensation and related benefits...........................................         315        (671)
      Accrued liabilities.................................................................        (119)      1,158
                                                                                            ----------  ----------
        Net cash used for operating activities............................................     (13,480)    (10,321)
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Network components and inventory........................................................      (2,894)       (794)
  Purchase of property....................................................................      (3,310)     (1,406)
  Networks in progress....................................................................      (9,107)     (8,205)
  Other assets............................................................................         (10)         --
  Purchase of short-term investments......................................................     (11,590)    (64,014)
  Proceeds from sales and maturities of short-term investments............................      31,934      89,760
                                                                                            ----------  ----------
        Net cash (used) provided for investing activities.................................       5,023      15,341
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations..................................................         (78)        (82)
  Proceeds from sale of common stock......................................................          57           4
  Collection of note receivable from sale of common stock.................................          96          --
                                                                                            ----------  ----------
        Net cash (used) provided by financing activities..................................          75         (78)
                                                                                            ----------  ----------
INCREASE IN CASH AND CASH EQUIVALENTS.....................................................      (8,382)      4,942

CASH AND CASH EQUIVALENTS, Beginning of period............................................     124,232      48,018
                                                                                            ----------  ----------

CASH AND CASH EQUIVALENTS, End of period..................................................  $  115,850  $   52,960
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases............................................  $       23  $       23

  Capitalized interest on networks in progress............................................  $      586  $      460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest................................................  $       22  $       21
  Cash paid for income taxes..............................................................  $        1  $        1

     See accompanying notes to condensed consolidated financial statements

                           CELLNET DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals the Company considers necessary for a fair presentation of the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.
   This unaudited interim information should be read in conjunction with the audited consolidated financial statements of CellNet Data Systems, Inc. and the notes thereto for the year ended December 31, 1996.
   Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

   Investment in affiliate is accounted for using the equity method.
   Income or loss of affiliate is based upon the Company's beneficial interest (50%).

2. NET LOSS PER SHARE. Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the year ended December 31, 1996, and three months ended March
   31, 1997. For the three months ended March 31, 1996, common equivalent shares include all outstanding preferred stock and warrants that were converted in connection with the initial public offering completed
   October 2, 1996, even when the effect is anti-dilutive.

   In February 1997, the Financial Accounting Standards Board issued
   Statement of Financial Accounting Standards No. 128, EARNINGS PER
   SHARE (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128.
   Earlier application is not permitted. The Company has determined that adoption of SFAS 128 will not have a material effect on losses per share which have been previously reported.

3. COMMITMENTS AND CONTINGENCIES. The industry in which the Company operates is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is a party to three such claims. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

                           CELLNET DATA SYSTEMS, INC.

   In April 1997, the Company filed a patent infringement suit against Itron, Inc. in the Federal District Court for the Northern District of
   California claiming violation of CellNet's U.S. Patent No. 4,783,623.
   The Company seeks an injuction, damages and other relief.

   On October 31, 1996, a complaint SETTLE V. SEIDL, ET AL., No. 398464, was filed in the Superior Court of California for the County of San
   Mateo against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering. The complaint, which is a purported class action filed on behalf of the Company's stockholders who purchased shares in the Company's Initial Public
   Offering, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. On November 8 and 13, 1996, two additional complaints, KAREN ZULLY V. CELLNET DATA
   SYSTEMS, INC., ET AL., No. 398551 and HOWARD FIENMAN AND GERALD
   SLAPSOWITZ V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398560, were filed in the Superior Court of California for the County of San Mateo.
   These cases are essentially similar in nature to the SETTLE case. The
   Court has ordered consolidation of the SETTLE and ZULLY actions. The
   Company expects that the FIENMAN action will be consolidated with the SETTLE and ZULLY actions before trial. The Company believes that the allegations in these complaints are without merit and intends to defend these actions vigorously. In the Company's opinion, the ultimate outcome of these lawsuits is not expected to have a material adverse effect on its results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH UNDER "FACTORS THAT MAY AFFECT OPERATING RESULTS" AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

    CellNet Data Systems, Inc. ("CellNet" or the "Company") intends to deploy and operate a series of wireless data communications networks pursuant to long-term contracts with utility company customers and to earn recurring revenues by providing Network Meter Reading ("NMR") services to the utilities and using the network to support a variety of non-utility applications. The Company may also provide NMR services pursuant to (i) joint ventures or alliances with utilities to form and own metering companies, (ii) contracts of shorter duration than those the Company has previously entered into, (iii) deployments with utilities aimed at high-value commercial and industrial customers, with other customers to be added over time, and (iv) contracts and deployments with non-regulated third party entities such as power marketers or others that desire to enter the metering business. The Company's business strategy has affected and will continue to affect its financial condition and results of operations as follows:

    CHANGING COMPOSITION OF REVENUES. The Company's revenues prior to 1991 were primarily attributable to sales of, and contract fees related to the development of, miscellaneous utility communication equipment. The Company believes that such revenues will be largely non-recurring and will diminish to relatively insignificant levels over the next few years. The Company derives an increasing proportion of its revenues from fees earned under services agreements related to its wireless communications networks. Under the Company's existing services agreements with Kansas City Power & Light Company ("KCPL"), Union Electric Company ("UE"), Northern States Power Company ("NSP"), Pacific Gas & Electric Company ("PG&E") and Puget Sound Energy, Inc. ("Puget"), the Company receives monthly NMR service fees based on the number of endpoint devices that are in revenue service during the applicable month to bill customers.

    UNEVEN REVENUE GROWTH. The timing and amount of the Company's future revenues will depend upon its ability to obtain additional services agreements with utilities and other customers and upon the Company's ability to deploy successfully and operate its wireless communications networks. New services agreements are expected to be obtained on an irregular basis, and there may be prolonged periods during which the Company does not enter into any additional services agreements and other arrangements. As a result, the Company expects that its revenues will not grow smoothly over time, but will increase unevenly as the Company enters into new services agreements and other commercial relationships, and may decrease sharply in the event that any of its existing services agreements are terminated or not renewed. See "Factors That May Affect Future Operating Performance--Uncertainty of Future Revenues; Need for Additional Services Contracts and Fluctuating Operating Results."

    UNCERTAINTY OF UTILITY MARKET ACCEPTANCE. The Company's future revenues will depend on the number of energy companies signing new services agreements with CellNet. During the first quarter of 1997, approximately 90% of the Company's revenues were derived from contracts with KCPL and UE. The utility industry is generally characterized by long purchasing cycles and cautious decision making, and purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to reduce capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase the Company's services to date. The Company believes that it will enter into additional services contracts with other utilities; however, if the Company's services do not gain widespread industry acceptance, its revenues would not increase significantly after services contracts for existing network systems have been fully installed.

    REVENUES LAG NETWORK DEPLOYMENT. The Company generally realizes network service revenue under a services agreement with a utility only when a portion of the network is installed and the utility has begun billing customers based upon NMR data. The Company expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed the Company's capital investments and expenses incurred to deploy such network for several years. As of March 31, 1997, the Company had 2,235,000 meters under long-term contracts, of which 447,000 meters were in revenue service. The Company signed agreements with KCPL and UE in August 1994 and August 1995, respectively, and did not receive its first revenue under the KCPL and UE services agreements until September 1995 and May 1996, respectively. The Company has completed the installation of its NMR network for KCPL and had installed approximately 365,000 meters on the network by the end of 1996. The Company expects to add an additional 50,000 meters to the KCPL network in 1997 and 1998 which would be added to the total number of meters in revenue service upon acceptance by KCPL for billing purposes. The Company is in the process of reviewing with KCPL the remaining meters (approximately 5,000) under contract with KCPL in order to determine the number which should be automated or read manually. The Company expects substantially to complete the UE network in 1998. The Company began the installation of both the NSP and Puget networks in August 1996 and began receiving revenue from Puget in January 1997. As additional segments of the Company's networks are installed and used by its utility clients for billing purposes, the Company expects to realize a corresponding increase in its network service revenues. However, if the Company is able to deploy successfully an increasing number of networks over the next few years, the operating losses created by this lag in revenues, and negative cash flow resulting from such operating losses and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating additional networks.

    IMPACT OF RAPID EXPANSION. CellNet will not typically invest the capital necessary to deploy a wireless communications network prior to entering into a long-term services agreement with a utility or other customer. However, during its expansion phase, the Company will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. The Company has incurred substantial operating losses since inception and, as of March 31, 1997, had an accumulated deficit of $189.7 million. The Company does not expect significant revenues relative to anticipated operating costs during 1997 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands its research and development and marketing efforts and installs additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. The Company will require substantial capital to fund cash flow deficits and capital expenditures for the foreseeable future and expects to finance these requirements through significant additional external financing. See "Factors That May Affect Future Operating Performance--History and Continuation of Operating Losses" and "--Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

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

RESULTS OF OPERATIONS

    REVENUES

    Revenues increased to $979,000 for the three months ended March 31, 1997 from $169,000 for the three months ended March 31, 1996. The increase in revenues for the three months ended March 31, 1997 from the comparable period in 1996 was principally due to the increase in network service revenues. Revenues prior to 1996 were attributable primarily to product sales and development and other contract revenues unrelated to the Company's current focus of providing NMR services that were largely non-recurring and that are expected to decline and remain at relatively insignificant levels over the next few years. During the first three months of 1997, KCPL and UE accounted for 61% and 29% of the Company's revenues, respectively. During the first three months of 1996, KCPL and UE accounted for 79% and 0% of the Company's revenues, respectively. The Company's NMR service revenues grew to $859,000 for the three months ended March 31, 1997 from $74,000 for the comparable period in 1996. As of March 31, 1997 approximately 2,235,000 meters were under contract and approximately 447,000 meters were in revenue service. In 1996 the Company signed an agreement with NSP but will not recognize service revenues earned under it until the automated meters installed on the network are used by NSP to bill their customers. In connection with the purchase of $15.0 million of restricted Common Stock by NSP concurrent with the Company's Initial Public Offering, the Company placed shares in escrow ("Escrow Shares") which will be released upon entering into an NMR services agreement with Wisconsin Electric Power Company ("WEPC") by December 1997. The fair value of these Escrow Shares will be expensed as a sales discount over the term of the WEPC services agreement if such services agreement is entered into.

    The Company generally realizes service revenues under its services agreements with utilities only when its networks or portions thereof are successfully installed and operating and the utility commences billing its customers based upon the NMR data obtained. Revenues are expected to increase as the Company continues to install its networks, the networks or portions thereof become operational, and utilities begin billing their customers based upon data obtained over the CellNet system. Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received during the three month periods ending March 31, 1997 and 1996 are not reliable indicators of revenues that might be expected in the future.

COST OF REVENUES

    Cost of revenues historically have consisted of the cost of product sales. For the three months ended March 31, 1997 and March 31, 1996, cost of revenues primarily consisted of network operations costs. Cost of revenues were $3.6 million and $1.3 million for the three-month periods ended March 31, 1997 and 1996, respectively. The increase in cost of revenues was driven by increasing costs of providing network services, due primarily to growth in the number of employees and associated costs necessary for network monitoring operations at customer sites and at the Company's headquarters, network deployment management and customer training. Costs of network services also include the increased installation, applications and RF engineering staffing at the Company's headquarters to support anticipated additional utility contracts. Network services do not currently generate a profit as the Company has not yet achieved a scale of services sufficient to cover network costs. The Company will incur significant and increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation and miscellaneous maintenance and operating expenses.

    OPERATING EXPENSES

    Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses, were $15.0 million and $10.1 million for the three-month periods ended March 31, 1997 and March 31, 1996, respectively. The increase in operating expenses on a period to period basis is attributable to the Company's rapid growth and to increasing research and development and marketing and sales expenditures. The Company expects to continue to spend a significant portion of its resources on research and development activities for the foreseeable future. Marketing and sales and general and administrative costs are expected to increase in the future as the Company seeks to sign new service agreements.

    RESEARCH AND DEVELOPMENT. Research and development expenses are attributable largely to continuing system software, firmware and equipment development costs, prototype manufacturing, testing, personnel costs, consulting fees, and supplies. Research and development costs are expensed as incurred. The Company's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as the Company believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses were $6.4 million and $5.7 million for the three-month periods ended March 31, 1997 and March 31, 1996, respectively. Research and development spending increases for the three-month period ended March 31, 1997 from the comparable period in 1996 reflect primarily additions to the Company's engineering staff. The Company expects that research and development expenses will increase in the near term for additional investments in research and development projects for the principal purposes of increasing network functionality and performance and lowering network costs, and in connection with the establishment of international operations.

    MARKETING AND SALES. Marketing and sales expenses consist principally of compensation, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses were $1.7 million and $1.3 million for the three-month periods ended March 31, 1997 and March 31, 1996, respectively. These expenses have increased due to the Company's accelerated efforts to sign new services agreements. The Company expects marketing and sales expenses to continue to increase in absolute dollars as the Company seeks to enter into new services agreements.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include compensation paid to general management and administrative personnel, home office expense, communications charges, recruiting costs, travel, and communications and other general administrative expenses, including fees for professional services. General and administrative expenses were $4.4 million and $2.2 million for the three-month periods ended March 31, 1997 and March 31, 1996, respectively. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company increases staffing and continues developing information systems to support its planned growth. The Company will need to increase administrative expenditures in the longer term to expand domestic and establish international operations.

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

    Interest income has been and will continue to be received by the Company from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by the Company for capital expenditures and operating and other expenses. Interest income is expected to be highly variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by the Company in its business. Interest income for the three months ended March 31, 1997 and March 31, 1996 was $2.3 million and $1.9 million, respectively.

    No interest on the Senior Discount Notes is payable prior to December 15, 2000. Thereafter until maturity in June 2005, interest will be payable semi-annually in arrears on each December 15 and June 15. The carrying amount of the Senior Discount Notes accretes from the date of issue and the Company's interest expense includes such accretion. Interest expense was $6.3 million and $5.7 million for the three-month periods ended March 31, 1997 and March 31, 1996, respectively.

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

    In the first three months of 1997 and 1996, net cash used in the Company's operating activities totaled $13.5 million and $10.3 million, respectively. Net cash used in operating activities resulted primarily from cash used to fund net operating losses.

    As of March 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $150.1 million. As of December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $178.9 million. The decline of $28.8 million from December 31, 1996 was due primarily to operating costs and the development and construction of the Company's wireless communications network.

    In the first three months of 1997 net cash provided by the Company's financing activities totaled $75,000 and in the first three months of 1996 net cash used in financing activities was $78,000. The Company's financing activities consisted primarily of the collection of sales proceeds and notes receivable in connection with the exercise of employee stock options. In the first three months of 1997 and 1996 net cash provided by investing activities totaled $5.0 million and $15.3 million, respectively. The Company's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property and equipment, and purchases, sales and maturities of short-term investments. The $5.0 million of net cash provided by investing activities in the first three months of 1997 was largely attributable to proceeds from the sale of short-term investments. These proceeds exceed investments in short-term instruments as the Company used the proceeds of short-term investments to fund its operating activities. The Company shortened the maturity of the majority of its portfolio of short-term investments to less than 90 days, which are classified, accordingly, as cash equivalents.

    Deployments of the Company's wireless communications networks will require substantial additional capital. In addition, funds will be required for further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered on the CellNet system. The Company expects that cash used for the construction and installation of networks and for the purchase of property and equipment will increase substantially as and when the Company obtains new services agreements or enters into other arrangements for the installation of its networks, and that the Company will require significant amounts of additional capital from external sources. Sources of additional capital for the Company and its subsidiaries may include project or conventional bank financing, public and private offerings of debt and equity securities and cash generated from operating activities. To provide financing for installation of the Company's network under its UE Services Agreement, the Company has received a commitment from Toronto Dominion Bank for $25.0 million for a nine-year and three-month secured revolving credit facility on conventional bank financing terms. This commitment is subject to standard conditions including satisfactory documentation. This facility is expected to require the Company's St. Louis operations to meet certain revenue requirements and to limit the capital expenditures and indebtedness of such operations. The Company expects that a substantial portion of its future financing will be at the subsidiary level on a project basis. The Company expects to obtain third party financing for the construction of wireless networks, based on the projected cash flow expected to be generated from such projects. The Company expects that the recurring revenue stream from services contracts and other arrangements will support the amortization of debt raised for the project involved. The Company does not anticipate deriving any significant cash from such operations for several years.

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

    The Company believes that existing cash, cash equivalents and anticipated interest income and other revenues, will be sufficient to meet its cash requirements for at least the next 12 months using management's best estimates. Thereafter, the Company expects that it will require substantial additional capital. The extent of additional financing will depend on the success of the Company's business. The Company expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Indenture or that may be contained in any additional financing arrangements. The Indenture governing the Senior Discount Notes contains certain covenants that limit the Company's ability to incur additional indebtedness. Future financings may be dilutive to existing stockholders. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures, which could limit the ability of the Company to meet its debt service requirements and could have a material adverse effect on its business and on the value of the Common Stock. See "Factors That May Affect Future Operating Performance--Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

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

    The Company will require substantial additional funds for the development, commercial deployment and expansion of its networks, as well as to fund operating losses. As of March 31, 1997, the Company had $150.1 million in cash, cash equivalents and short-term investments. The Company believes that its existing cash, cash equivalents and short-term investments and anticipated interest income and other revenues, will be sufficient to meet its cash requirements for at least the next 12 months based on management's best estimates. Thereafter, the Company expects that it will require substantial additional capital. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, the Company may require additional equity or debt financing earlier than estimated in order to fund its working capital and other requirements. Future financings may be dilutive to existing stockholders. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

HISTORY AND CONTINUATION OF OPERATING LOSSES

    The Company has incurred substantial and increasing operating losses since inception. As of March 31, 1997, the Company had an accumulated deficit of $189.7 million, primarily resulting from expenses incurred in the development of the Company's wireless data communications system, marketing of the Company's NMR, distribution automation and other services, the installation of its wireless data communications networks and the payment of other normal operating costs.

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

DEPENDENCE ON AND UNCERTAINTY OF UTILITY MARKET ACCEPTANCE

    The Company's success will be almost entirely dependent on whether a material number of utility or other companies sign services contracts with CellNet or enter into other arrangements which allow CellNet to install its NMR networks. During 1996, approximately 90% of the Company's revenues were derived from contracts with KCPL and UE. Any decision by a utility to utilize the Company's services will involve a significant organizational, technological and financial commitment by such utility. The utility industry is generally characterized by long purchasing cycles and cautious decision making. Utilities typically go through numerous steps before making a final purchase decision. These steps, which can take up to several years to complete, may include the formation of a committee to evaluate the purchase, the review of different technical options with vendors, performance and cost justifications, regulatory review and the creation and issuance of requests for quotes and proposals, as well as the utilities' normal budget approval process. Purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to reduce capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase the Company's services to date, and there can be no assurance as to when or if the Company will enter into additional services contracts or that any such agreement would be on favorable terms to the Company.

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

TECHNOLOGICAL PERFORMANCE AND BUILD-OUT OF THE SYSTEM; RAPID TECHNOLOGICAL
  CHANGE AND UNCERTAINTY

    The Company's initial target market is the monitoring, control and automation of utility companies' electric, gas and water distribution networks. There can be no assurance that unforeseen problems will not develop with respect to the Company's technology, products or services, or that the Company will be successful in completing the development and commercial implementation of its technology on a wider scale. The Company must complete a number of technical development projects and continue to expand and upgrade its capabilities in connection with such commercial implementation, the success of which cannot be assured. While the Company believes that it has developed the necessary hardware to install its endpoint devices on most of the standard electromechanical electric meters manufactured by the four largest U.S. electric meter manufacturers, there can be no assurance that the Company will be able to develop successfully a full range of endpoint devices required by utilities. The Company must also continue to develop the hardware enhancements necessary to utilize its system on a commercial basis with a number of different gas and water meters. The Company's future success will be materially adversely affected if it is not successful or is significantly delayed in the completion of its hardware development programs.

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

    In April 1997, the Company filed a patent infringement suit against Itron, Inc. in the Federal District Court for the Northern District of California claiming violation of CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

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

POSSIBLE TERMINATION OF CONTRACTS

    The Company expects that substantially all of its future revenues will be provided pursuant to services contracts with utility companies and other parties. These contracts will generally be subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on CellNet's part to meet agreed NMR performance standards on a consistent basis over agreed time periods, subject to certain rights to cure any such failure. Each of the Company's existing services contracts also provides for termination of such contracts by the respective utility without cause in less than ten years, subject to certain reimbursement provisions. Such contracts also provide that CellNet will be required to compensate such utilities for the use of its system for non-utility applications. In the event that a services contract is terminated by a utility, the Company would incur substantial losses. A network's service revenues are not expected to exceed the Company's capital investments to deploy such network for several years. Termination or cancellation of one or more utility services contracts would have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

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

    The Company's strategy is to pursue international markets through a joint venture with Bechtel Enterprises, Inc. which could involve additional partners in a local operating project entity in a particular country. The Company may not have a majority interest or control of the board of directors of any such local operating project entity. The risk is present in any such joint venture in which the Company may determine to participate, that the other joint venture partner may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or the Company. The risk is also present that a joint venture partner may be unable to meet its economic or other obligations and that the Company may be required to fulfill those obligations. In addition, in any joint venture in which the Company does not have a majority interest, the Company may not have control over the operations or assets of such joint venture.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The industry in which the Company operates is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is a party to three such claims. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

    In April 1997, the Company filed a patent infringement suit against Itron, Inc. in the Federal District Court for the Northern District of California claiming violation of CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

    On October 31, 1996, a complaint SETTLE V. SEIDL, ET AL., No. 398464, was filed in the Superior Court of California for the County of San Mateo against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering. The complaint, which is a purported class action filed on behalf of the Company's stockholders who purchased shares in the Company's Initial Public Offering, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. On November 8 and 13, 1996, two additional complaints, KAREN ZULLY V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398551 and HOWARD FIENMAN AND GERALD SLAPSOWITZ
V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398560, were filed in the Superior Court of California for the County of San Mateo. These cases are essentially similar in nature to the SETTLE case. The Court has ordered consolidation of the SETTLE and ZULLY actions. The Company expects that the FIENMAN action will be consolidated with the SETTLE and ZULLY actions before trial. The Company believes that the allegations in these complaints are without merit and intends to defend these actions vigorously. In the Company's opinion, the ultimate outcome of these lawsuits is not expected to have a material adverse effect on its results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits.

  EXHIBIT
  NUMBER                                              DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------
       3.1   Amended and Restated Certificate of Incorporation filed on April 25, 1997.

      27.1   Financial Data Schedule

    b.  Reports on Form 8-K

    There have been no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CELLNET DATA SYSTEMS, INC.

Date: May 13, 1997              By:              /s/ PAUL G. MANCA
                                     -----------------------------------------
                                                   Paul G. Manca
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                                DESCRIPTION                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
       3.1   Amended and Restated Certificate of Incorporation filed on April 25, 1997........................

      27.1   Financial Data Schedule..........................................................................