Form 10-Q
period 1997-06-30
CELLNET DATA SYSTEMS INC
filed 1997-08-13
CIK 805956

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

                       FOR THE PERIOD ENDED JUNE 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 0-21409

                            ------------------------

                           CELLNET DATA SYSTEMS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                     94-2951096
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)      Identification No.)

         125 SHOREWAY ROAD                   94070
      SAN CARLOS, CALIFORNIA
  (Address of principal executive         (Zip Code)
             offices)

                                 (650) 508-6000
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(a) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 1997, 41,577,229 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CELLNET DATA SYSTEMS, INC.
                                     INDEX

                                                                                                                PAGE NO.
                                                                                                              -------------
PART I.     FINANCIAL INFORMATION

 Item 1.    Financial Statements--Condensed Consolidated Financial Statements (unaudited)...................            1

            (a)        Condensed Consolidated Balance Sheets--As of June 30, 1997 and December 31, 1996.....            1

            (b)        Condensed Consolidated Statements of Operations--Three months ended June 30, 1997 and
                         June 30, 1996 and Six months ended June 30, 1997 and June 30, 1996.................            2

            (c)        Condensed Consolidated Statements of Cash Flows--Six months ended June 30, 1997 and
                         June 30, 1996......................................................................            3

            (d)        Notes to Condensed Consolidated Financial Statements.................................            4

 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........            6

PART II.    OTHER INFORMATION

 Item 1.    Legal Proceedings...............................................................................           24

 Item 2.    Changes in Securities...........................................................................           25

 Item 3.    Defaults Upon Senior Securities.................................................................           25

 Item 4.    Submission of Matters to a Vote of Security Holders.............................................           25

 Item 5.    Other Information...............................................................................           25

 Item 6.    Exhibits and Reports on Form 8-K................................................................           25

SIGNATURES..................................................................................................           26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CELLNET DATA SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997          1996
                                                                                        -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $    88,633   $  124,232
  Short-term investments..............................................................       29,300       54,643
  Accounts receivable--trade..........................................................        1,393          850
  Accounts receivable--other..........................................................        3,597        1,264
  Prepaid expenses and other..........................................................        2,087        1,124
                                                                                        -----------  ------------
    Total current assets..............................................................      125,010      182,113

Network components and inventory......................................................       15,095       11,211
Networks in progress--net.............................................................       70,184       48,426
Property--net.........................................................................       14,275       12,236

Investment in unconsolidated affiliate................................................      --            --

Debt issuance and other costs--net....................................................        5,274        5,565
                                                                                        -----------  ------------
    Total assets......................................................................  $   229,838   $  259,551
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable....................................................................        9,750   $    8,133
  Accrued compensation and related benefits...........................................        2,210        2,371
  Accrued liabilities.................................................................        1,221          950
  Current portion of capital lease obligations........................................          336          308
                                                                                        -----------  ------------
    Total current liabilities.........................................................       13,517       11,762
                                                                                        -----------  ------------
  Senior discount notes--13%..........................................................      220,832      207,178
                                                                                        -----------  ------------
  Capital lease obligations--net......................................................          499          366
                                                                                        -----------  ------------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 3)
Stockholders' (deficit) equity:
  Preferred stock--$.001 par value; 15,000,000 shares authorized;
    shares outstanding, 1996: none; 1997: none........................................      --            --
  Common stock--$.001 par value; 100,000,000 shares authorized;
    shares outstanding, 1996: 38,537,517; 1997: 41,541,384............................      209,348      205,793
  Notes receivable from sale of common stock..........................................         (718)        (814)
  Warrants............................................................................            1        2,984
  Accumulated deficit.................................................................     (213,641)    (167,715)
  Net unrealized loss on short-term investments.......................................            0           (3)
                                                                                        -----------  ------------
    Total stockholders' (deficit) equity..............................................       (5,010)      40,245
                                                                                        -----------  ------------
Total liabilities and stockholders' (deficit) equity..................................  $   229,838   $  259,551
                                                                                        -----------  ------------
                                                                                        -----------  ------------

     See accompanying notes to condensed consolidated financial statements

                           CELLNET DATA SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                    ----------------------  ----------------------
                                                                       1997        1996        1997        1996
                                                                    ----------  ----------  ----------  ----------
Revenues:
  Network service revenues........................................  $    1,254  $      170  $    2,113  $      244
  Product sales...................................................         235          57         299         127
  Other revenues..................................................          25          24          81          49
                                                                    ----------  ----------  ----------  ----------
    Total revenues................................................       1,514         251       2,493         420
                                                                    ----------  ----------  ----------  ----------

Costs and expenses:
  Cost of network operations......................................       3,933       1,668       7,498       2,920
  Cost of product sales...........................................         259          44         337         109
  Research and development........................................       6,652       6,134      13,048      11,820
  Marketing and sales.............................................       1,930       1,557       3,669       2,866
  General and administrative......................................       4,642       2,710       9,069       4,930
  Depreciation and amortization...................................       2,674       1,292       5,139       2,183
                                                                    ----------  ----------  ----------  ----------
    Total costs and expenses......................................      20,090      13,405      38,760      24,828
                                                                    ----------  ----------  ----------  ----------

Loss from operations..............................................     (18,576)    (13,154)    (36,267)    (24,408)

Equity in income (loss) of unconsolidated affiliate...............        (981)                 (1,339)

Other income (expense):
  Interest income.................................................       1,947       1,553       4,238       3,458
  Interest expense................................................      (6,248)     (5,554)    (12,559)    (11,264)
  Other--net......................................................         (64)        (91)          2         (97)
                                                                    ----------  ----------  ----------  ----------
Total other income (expense)......................................      (4,365)     (4,092)     (8,319)     (7,903)
                                                                    ----------  ----------  ----------  ----------

Net loss before income taxes......................................     (23,922)    (17,246)    (45,925)    (32,311)

Provision for income taxes........................................                       1           1           2
                                                                    ----------  ----------  ----------  ----------
Net loss..........................................................  $  (23,922) $  (17,247) $  (45,926) $  (32,313)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

PRO FORMA NET LOSS PER SHARE......................................  $    (0.60) $    (0.55) $    (1.16) $    (1.03)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
SHARES USED IN COMPUTING PER SHARE AMOUNTS........................      39,913      31,277      39,214      31,217
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

     See accompanying notes to condensed consolidated financial statements

                           CELLNET DATA SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                                                                                 SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                           -----------------------
                                                                                              1997        1996
                                                                                           ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................................  $  (45,926) $   (32,313)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization........................................................       5,139        2,257
    Accretion on 13% senior discount notes...............................................      12,184       12,192
    Amortization of debt issuance costs..................................................         310          298
  Loss (gain) on disposition of property.................................................                      (15)
  Changes in:
    Accounts receivable--trade...........................................................        (543)         214
    Accounts receivable--other...........................................................      (2,333)
    Prepaid expenses and other...........................................................        (963)          54
    Accounts payable.....................................................................       1,617         (912)
    Accrued compensation and related benefits............................................        (161)        (618)
    Accrued liabilities..................................................................         271            9
                                                                                           ----------  -----------
      Net cash used for operating activities.............................................     (30,405)     (18,834)
                                                                                           ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Network components and inventory.......................................................      (3,884)        (905)
  Purchase of property...................................................................      (5,085)      (3,478)
  Networks in progress...................................................................     (22,029)     (17,482)
  Other assets...........................................................................         (19)     --
  Purchase of short-term investments.....................................................     (13,789)    (263,980)
  Proceeds from sales and maturities of short-term investments...........................      39,134      327,522
                                                                                           ----------  -----------
    Net cash (used) provided for investing activities....................................      (5,672)      41,677
                                                                                           ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid for debt issuance costs......................................................      --          --
  Repayment of capital lease obligations.................................................        (190)        (160)
  Proceeds from sale of preferred stock..................................................      --                1
  Proceeds from sale of common stock.....................................................         572           28
  Collection of note receivable from sale of common stock................................          96
                                                                                           ----------  -----------
    Net cash (used) provided by financing activities.....................................         478         (131)
                                                                                           ----------  -----------
DECREASE IN CASH AND CASH EQUIVALENTS....................................................     (35,599)      22,712
CASH AND CASH EQUIVALENTS, Beginning of period...........................................     124,232       48,018
                                                                                           ----------  -----------
CASH AND CASH EQUIVALENTS, End of period.................................................  $   88,633  $    70,730
                                                                                           ----------  -----------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases...........................................  $      351  $       133
  Capitalization of interest into networks in progress...................................  $    1,470  $
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest...............................................  $       53  $        56
  Cash paid for income taxes.............................................................  $        1  $         2

     See accompanying notes to condensed consolidated financial statements

                           CELLNET DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION.

    In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals the Company considers necessary for a fair presentation of the Company's financial position as of June 30, 1997, and the results of operations and cash flows for the six months ended June 30, 1997 and 1996. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of CellNet Data Systems, Inc. and the notes thereto for the year ended December 31, 1996. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

    In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (REPORTING COMPREHENSIVE INCOME), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results or operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

2. NET LOSS PER SHARE.

    Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the year ended December 31, 1996, and six months ended June 30, 1997. For the six months ended June 30, 1996, common equivalent shares include all outstanding preferred stock and warrants that were converted in connection with the initial public offering completed October 2, 1996, even when the effect is anti-dilutive.

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

    Although the Company has been granted federal registration of its "CellNet" trademark, in January 1995, Century Telephone Enterprises, Inc. (Century Telephone) filed a petition for cancellation in an attempt to challenge such registration. The matter is currently pending before the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office. CellNet and Century Telephone are the sole parties in the action. If such challenge were successful, the Company could lose its registration and could be required to adopt a new trademark and possibly a new or modified corporate name. CellNet could

                           CELLNET DATA SYSTEMS, INC.

3. COMMITMENTS AND CONTINGENCIES. (CONTINUED) encounter similar challenges in the future. While the requirement to adopt a new trademark or new or modified corporate name could involve a significant expense and could result in the loss of any goodwill and name recognition associated with the Company's current trademark and corporate name, the Company does not believe this would have a long-term material adverse impact on its results of operations or financial condition.

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

    On October 31, 1996, a complaint SETTLE V. SEIDL, ET AL., No. 398464, was filed in the Superior Court of California for the County of San Mateo against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering. The complaint, which is a purported class action filed on behalf of those purchasing the Company's stock from the period beginning on September 26, 1996 and ending on October 31, 1996, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. On November 8 and 13, 1996, two additional complaints, KAREN ZULLY V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398551 and HOWARD FIENMAN AND GERALD SLAPSOWITZ V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398560, were filed in the Superior Court of California for the County of San Mateo. These cases are essentially similar in nature to the SETTLE case. The Court has ordered consolidation of the SETTLE and ZULLY actions. The Company expects that the FIENMAN action will be consolidated with the SETTLE and ZULLY actions before trial. The Company believes that the allegations in these complaints are without merit and intends to defend these actions vigorously. The Company has filed demurrers seeking dismissal of these complaints. The motions are currently under submission before the Special Master assigned by the Court to hear certain pre-trial matters. In the Company's opinion, the ultimate outcome of these lawsuits is not expected to have a material adverse effect on its results of operations or financial condition.

    In April 1997, the Company filed a patent infringement suit against Itron, Inc. in the Federal District Court for the Northern District of California claiming that Itron's use of its electronic meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE" AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

    The Company intends to deploy and operate a series of wireless data communications networks pursuant to long-term contracts with utility company customers and to earn recurring revenues by providing network meter reading ("NMR") services to the utilities and using the network to support a variety of non-utility applications. The Company may also provide NMR services pursuant to
(i) contracts and deployments with non-regulated third party entities (such as system operators, power exchanges, power marketers, brokers, aggregators and scheduling coordinators), (ii) broad, selective network deployments with utilities and others aimed at serving the meter reading requirements of high-value commercial and industrial customers (in addition to saturation network deployments aimed at providing meter reading services for all meters within a utility's service area), with other customers to be added over time,
(iii) contracts of shorter duration than those the Company has previously entered into, and (iv) joint ventures or alliances with utilities and others to form, own and/or operate metering companies or to provide metering services. The Company's business strategy has affected and will continue to affect its financial condition and results of operations as follows:

    COMPOSITION OF REVENUES. The Company derives substantially all of its revenues from fees earned under services agreements related to its wireless communications networks. Under the Company's existing services agreements with Kansas City Power & Light Company ("KCPL"), Union Electric Company ("UE"), Northern States Power Company ("NSP"), Pacific Gas & Electric Company ("PG&E") and Puget Sound Power & Light Company ("Puget"), the Company receives monthly NMR service fees based on the number of endpoint devices that are in revenue service during the applicable month and are being billed to customers.

    UNEVEN REVENUE GROWTH. The timing and amount of the Company's future revenues will depend upon its ability to obtain additional services agreements with utilities and other customers and upon the Company's ability to deploy and operate successfully its wireless communications networks. New services agreements are expected to be obtained on an irregular basis, and there may be prolonged periods during which the Company does not enter into any additional services agreements and other arrangements. As a result, the Company expects that its revenues will not grow smoothly over time, but will increase unevenly as the Company enters into new services agreements and other commercial relationships, and may decrease sharply in the event that any of its existing services agreements are terminated or not renewed. See "Factors That May Affect Future Operating Performance--Uncertainty of Future Revenues; Need for Additional Services Contracts; and Fluctuating Operating Results."

    UNCERTAINTY OF UTILITY MARKET ACCEPTANCE. The Company's future revenues will depend on the number of energy or other companies signing new services agreements with CellNet. During 1996, approximately 90% of the Company's revenues were derived from contracts with KCPL and UE. The utility industry is generally characterized by long purchasing cycles and cautious decision making, and purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase the Company's services to date. The Company believes that it will enter into additional services contracts with other utilities; however, if the Company's services do not gain widespread industry acceptance, its revenues would not increase significantly after services contracts for existing network systems have been fully installed.

    REVENUES LAG NETWORK DEPLOYMENT. The Company generally realizes network service revenue under a services agreement with a utility only when a portion of the network is installed and the utility has begun billing customers based upon NMR data. The Company expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed the Company's capital investments and expenses incurred to deploy such network for several years. As of June 30, 1997, the Company had approximately 2,265,000 meters under long-term contracts, of which approximately 580,000 meters were in revenue service. The Company signed agreements with KCPL and UE in August 1994 and August 1995, respectively, and did not receive its first revenue under the KCPL and UE services agreements until September 1995 and May 1996, respectively. The Company has completed the installation of its NMR network for KCPL and had installed approximately 378,000 meters on the network by the end of June 1997. The Company expects to add an additional 37,000 meters to the KCPL network in the second half of 1997 and in 1998 which would be added to the total number of meters in revenue service upon acceptance by KCPL for billing purposes. The remaining meters (approximately 5,000) under contract with KCPL may be automated or read manually. As of the end of June 1997, the Company completed the on-line deployment of approximately 324,000 meters to the UE network and expects substantially to complete the UE network in 1998. The Company began the installation of both the NSP and Puget networks in August 1996 and began receiving revenue from Puget in January 1997. The Company began the installation of the PG&E network in December 1996 and had installed approximately 23,000 meters as of the end of June 1997. PG&E has acknowledged that the data collection, cost savings, customer service and other tests of the demonstration network have been met and has agreed with the Company to build out the network to approximately 30,000 meters. As additional segments of the Company's networks are installed and used by its utility clients for billing purposes, the Company expects to realize a corresponding increase in its network service revenues. However, if the Company is able to deploy successfully an increasing number of networks over the next few years, the operating losses created by this lag in revenues, and negative cash flow resulting from such operating losses and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating additional networks.

    IMPACT OF RAPID EXPANSION. CellNet will not typically invest the capital necessary to deploy a wireless communications network prior to entering into a long-term services agreement with a utility or other customer. However, during its expansion phase, the Company will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. The Company has incurred substantial operating losses since its inception and, as of June 30, 1997, had an accumulated deficit of $213.6 million. The Company does not expect significant revenues relative to anticipated operating costs during 1997 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands its research and development and marketing efforts and installs additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. The Company will require substantial capital to fund cash flow deficits and capital expenditures for the foreseeable future and expects to finance these requirements through significant additional external financing. See "Factors That May Affect Future Operating Performance--History and Continuation of Operating Losses" and "--Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

    INTEREST INCOME. The Company has earned substantial amounts of interest income on short-term investments of the proceeds of its financing activities. The Company expects to utilize substantially all of its cash, cash equivalents and short-term investments in deploying its wireless communications networks, in continuing research and development activities related thereto, in related selling and marketing activities and for general and administrative purposes. As such funds are expended, interest income is expected to decrease.

RESULTS OF OPERATIONS

    REVENUES

    Revenues for the six months ended June 30, 1996 and 1997 were $0.4 million and $2.5 million, respectively. The increase in revenues was principally due to the increase in network service revenues. During the first six months of 1997, KCPL and UE accounted for 52% and 34% of the Company's revenues, respectively. During the first six months of 1996, KCPL and UE accounted for 73% and 4% of the Company's revenues, respectively. The Company's NMR service revenues for the six months ended June 30, 1996 and 1997 were $0.2 million and $2.0 million, respectively. In connection with the purchase of $15.0 million of restricted Common Stock by NSP concurrent with the Company's Initial Public Offering, the Company placed shares in escrow (the "Escrow Shares") which will be released upon entering into an NMR services agreement with Wisconsin Electric Power Company ("WEPC") by December 1997. The fair value of these Escrow Shares will be expensed as a sales discount over the term of the WEPC services agreement if such services agreement is entered into.

    The Company generally realizes service revenues under its services agreements with utilities only when its networks or portions thereof are successfully installed and operating and the utility commences billing its customers based upon the NMR data obtained. Revenues are expected to increase as the Company continues to install its networks, the networks or portions thereof become operational, and utilities begin billing their customers based upon data obtained over the CellNet system. Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received during the six months ended June 30, 1996 and 1997 are not reliable indicators of revenues that might be expected in the future.

    COST OF REVENUES

    Cost of revenues historically have consisted of the cost of product sales. For the six months ended June 30, 1996 and 1997, cost of revenues primarily consisted of network operations costs. Cost of revenues for the six months ended June 30, 1996 and 1997 were $3.0 million and $7.8 million, respectively. The increase in cost of revenues was driven by increasing costs of providing network services, due primarily to growth in the number of employees and associated costs necessary for network monitoring operations at customer sites and at the Company's headquarters, network deployment management and customer training. Costs of network services also include the increased installation, applications and RF engineering staffing at the Company's headquarters to support anticipated additional utility contracts. Network services do not currently generate a profit as the Company has not yet achieved a scale of services sufficient to cover network costs. The Company will incur significant and increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation and miscellaneous maintenance and operating expenses.

    OPERATING EXPENSES

    Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses, were $21.8 million and $30.9 million, respectively, for the six months ended June 30, 1996 and 1997. The increase in operating expenses on a period to period basis is attributable to the Company's rapid growth and to increasing research and development and marketing and sales expenditures. The Company expects to continue to spend a significant portion of its resources on research and development activities for the foreseeable future. Marketing and sales and general and administrative costs are expected to increase in the future as the Company seeks to sign new services agreements.

    RESEARCH & DEVELOPMENT

    Research and development expenses are attributable largely to continuing system software, firmware and equipment development costs, prototype manufacturing, testing, personnel costs, consulting fees, and supplies. Research and development costs are expensed as incurred. The Company's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as the Company believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses for the six months ended June 30, 1996 and 1997 were $11.8 million and $13.0 million, respectively. Research and development spending increases for the six months ended June 30, 1997 reflect primarily additions to the Company's engineering staff. The Company expects that research and development expenses will increase in the near term for additional investments in research and development projects for the principal purposes of increasing network functionality and performance and lowering networking costs, and in connection with the establishment of international operations.

    MARKETING & SALES

    Marketing and sales expenses consist principally of compensation, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses for the six months ended June 30, 1996 and 1997 were $2.9 million and $3.7 million, respectively. These expenses have increased due to the Company's accelerated efforts to sign new services agreements. The Company expects marketing and sales expenses to continue to increase in absolute dollars as the Company seeks to enter into new services agreements and undertakes a significantly larger advertising program.

    GENERAL & ADMINISTRATIVE

    General and administrative expenses include compensation paid to general management and administrative personnel, home office expense, communications charges, recruiting costs, travel, and communications and other general administrative expenses, including fees for professional services. General and administrative expenses for the six months ended June 30, 1996 and 1997 were $4.9 million and $9.1 million, respectively. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company increases staffing and continues developing information systems to support its planned growth. The Company will need to increase administrative expenditures in the longer term to expand domestic and establish international operations.

    INTEREST INCOME AND EXPENSE

    Prior to June 1995, the Company funded its liquidity needs primarily from the issuance of equity securities. In June and November 1995, the Company issued and sold a total of $325.0 million aggregate principal amount at maturity of the Company's 13% Senior Discount Notes due 2005 (the "1995 Notes") and warrants (the "Note Warrants") for proceeds, net of issuance costs, of $169.9 million. On October 2, 1996, the Company completed its Initial Public Offering in which it sold 5,000,000 shares of its Common Stock at an offering price of $20 per share for net proceeds of $92.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the Initial Public Offering, the Company also received $1.2 million in proceeds from the cash exercise of warrants (the "Warrant Exercise") to purchase securities converted into 495,918 shares of its Common Stock. In addition, on October 2, 1996, the Company completed certain direct placements (the "Direct Placements") in which it sold 1,579,404 shares of its Common Stock for proceeds of $28.0 million. Accordingly, the Company has earned interest income on the invested proceeds from the 1995 Notes, the Note Warrants, the Initial Public Offering, the Warrant Exercise and the Direct Placements. The Company has also incurred significant interest expense from the amortization of the original issue discount on the 1995 Notes.

    Interest income has been and will continue to be received by the Company from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by the Company for capital expenditures and operating and other expenses. Interest income is expected to be highly variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by the Company in its business. Interest income for the six months ended June 30, 1996 and 1997 were $3.5 million and $4.2 million, respectively.

    No interest on the 1995 Notes is payable prior to December 15, 2000. Thereafter until maturity in June 2005, interest on the 1995 Notes will be payable semi-annually in arrears on each December 15 and June 15. The carrying amount of the 1995 Notes accretes from the date of issue and the Company's interest expense includes such accretion. Interest expense for periods prior to June 1995 was attributable primarily to capital leases. Interest expense for the six months ended June 30, 1996 and 1997 were $11.3 million and $12.6 million, respectively.

    PROVISION FOR INCOME TAXES

    The Company has not provided for or paid federal income taxes due to the Company's net losses. A nominal provision has been recorded for various state minimum income and franchise taxes.

    As of December 31, 1996, the Company had net operating loss carryforwards of approximately $127.9 million and $71.9 million available to offset future federal and state taxable income, respectively. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987. Such state carryforwards will expire between 1997 and 2011. Such federal carryforwards will expire between 2001 and 2011. Equity issuances in April 1991 and the Initial Public Offering in 1996 triggered such limitations on loss carryforwards. As of December 31, 1996, approximately $108.0 million of net operating losses remain limited to an annual usage of approximately $36.4 million for federal tax purposes. Based upon the Company's history of operating losses and the expiration dates of the loss carryforwards, the Company has recorded a valuation allowance to the full extent of its net deferred tax assets.

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

    In the first six months of 1996 and 1997, net cash used in the Company's operating activities totaled $18.8 million and $30.4 million, respectively. Net cash used in operating activities resulted primarily from cash used to fund net operating losses.

    As of June 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $117.9 million. As of December 31, 1996, the Company had cash, cash equivalents, and short-term investments totaling $178.9 million. The decline of $61.0 million from December 31, 1996 was due primarily to operating costs and the development and construction of the Company's wireless communications networks.

    The 1995 Notes were issued at a substantial discount from their aggregate principal amount at maturity of $325.0 million. Although interest is not payable on the 1995 Notes prior to December 15, 2000, the carrying amount of such indebtedness will increase as the original issue discount is amortized through maturity in June 2005. Beginning June 15, 2000, the 1995 Notes will bear interest, payable semi-annually, at a rate of 13% per annum, with payments commencing December 15, 2000. No principal payments on the 1995 Notes are due prior to maturity in June 2005.

    In the first six months of 1996 and 1997, net cash provided (used) by investing activities was $41.7 million and ($5.7) million, respectively. The Company's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property and equipment, and purchases, sales and maturities of short-term investments. The $41.7 million of net cash provided by investing activities in the first six months of 1997 was largely attributable to proceeds from the sale of short-term investments. These proceeds exceed investments in short-term instruments as the Company used the proceeds of short-term investments to fund its operating activities. The Company shortened the maturity of its portfolio of short-term investments to less than 90 days, which are classified, accordingly, as cash equivalents.

    Deployments of the Company's wireless communications networks will require substantial additional capital. In addition, funds will be required for further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered on the CellNet system. The Company currently estimates that funds required for such capital expenditures for the construction of networks presently under contract will be approximately $21.3 million for the last six months of 1997. The Company expects that cash used for the construction and installation of networks and for the purchase of property and equipment will increase substantially as and when the Company obtains new services agreements or enters into other arrangements for the installation of its networks, and that the Company will require significant amounts of additional capital from external sources. Sources of additional capital for the Company and its Subsidiaries may include project or conventional bank financing, public and private offerings of debt and equity securities and revenues generated from operating activities. To provide financing for installation of the Company's network under its UE Services Agreement, the Company has received a commitment from Toronto Dominion Bank for $25.0 million for a nine-year and three-month secured revolving credit facility on conventional bank financing terms. This commitment is subject to standard conditions including satisfactory documentation. This facility is expected to require the Company's St. Louis operations to meet certain revenue requirements and to limit the capital expenditures and indebtedness of such operations. The Company expects that a substantial portion of its future financing will be at the subsidiary level on a project basis. The Company expects to obtain third party financing for the construction of wireless networks, based on the projected cash flow expected to be generated from such projects. The Company expects that the recurring revenue stream from services contracts and other arrangements will support the amortization of debt raised for the project involved. The Company does not anticipate deriving any significant cash from such operations for several years.

    The Company believes existing cash, cash equivalents and anticipated interest income and other revenues, will be sufficient to meet its cash requirements for at least the next 9 months using management's best estimates. Thereafter, the Company expects that it will require substantial additional capital. The extent of additional financing will depend on the success of the Company's business. The Company expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations on incurrence of indebtedness contained in the

Indenture or that may be contained in any additional financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures, which could limit the ability of the Company to meet its debt service requirements and could have a material adverse effect on its business and on the ability of the Company to meet its obligations. See "Factors That May Affect Future Operating Performance-- Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT; SUBSTANTIAL FUTURE CAPITAL
  NEEDS

    The Company has substantial outstanding indebtedness and must begin paying cash interest on the aggregate accreted amount of $325 million of the 1995 Notes on December 15, 2000. The Company intends to incur substantial additional indebtedness, primarily in connection with installing future networks. As a result, the Company will have substantial debt service obligations. The Company's capital expenditures will increase significantly if new services contracts are signed, and the Company expects that its cash flow taking into account capital expenditures will be increasingly negative over the next several years. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow, which will be affected by its success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. The Company's ability to generate such cash flow is subject to a number of risks and contingencies. Included among these risks are: (i) the possibilities that the Company may not obtain sufficient additional services agreements or complete scheduled installations on a timely basis, (ii) revenues may not be generated quickly enough to meet the Company's operating costs and debt service obligations, (iii) the operating and/or capital costs associated with the installation and maintenance of the network could be higher than projected, (iv) the Company's wireless systems could experience performance problems, or (v) adoption of the Company's system could be less widespread than anticipated. Accordingly, there can be no assurance as to whether or when the Company's operations will generate positive cash flow or become profitable or whether the Company or its subsidiaries will at any time have sufficient resources to meet their debt service obligations. If the Company is unable to generate sufficient cash flow or obtain alternate liquidity to service its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, particularly in light of the Company's high levels of indebtedness. In addition, the degree to which the Company is leveraged could have significant consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, research and development, acquisitions, and other general corporate purposes may be materially limited or impaired, (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness and therefore cannot be used in the Company's business, and (iii) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

    The Company will require substantial additional funds for the development, commercial deployment and expansion of its networks, as well as to fund operating losses. As of June 30, 1997, the Company had $117.9 million in cash, cash equivalents and short-term investments. The Company believes that its existing cash, cash equivalents and short-term investments and anticipated interest income and other revenues, will be sufficient to meet its cash requirements for at least the next 9 months based on management's best estimates. Thereafter, the Company expects that it will require substantial additional capital. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, the Company may require additional equity or debt financing earlier than estimated in order to fund its working capital and other requirements. Future financings may be dilutive to existing stockholders. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

    Substantially all of the operations of the Company are and will be conducted through subsidiaries. Nonetheless, the Company has incurred significant indebtedness at the holding company level and intends to incur substantial additional holding company indebtedness. The ability of the Company to service such indebtedness will depend on the availability of income and cash flow from its subsidiaries for distribution to the holding company. Such availability will depend on a number of factors, including the terms of financing agreements entered into by the Company's subsidiaries and restrictions arising under the laws of the jurisdictions, which may be foreign jurisdictions, wherein those subsidiaries conduct their businesses. The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Company's indebtedness or to make any funds available therefor, whether in the form of loans, dividends or otherwise. In addition, the Company intends to pursue its international business through a joint venture with Bechtel Enterprises, Inc. ("BEn"), and the joint venture structure may limit the amount of funds permitted to be upstreamed to the Company. Any default in the payment of its debt obligations could seriously impair the value of the Common Stock.

    In the event that the Company is unable to generate sufficient cash flow and is otherwise unable to obtain funds necessary to meet required payments on its indebtedness, the Company could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness would have certain enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against the Company. In any such proceeding affecting any subsidiary of the Company, the holders of such subsidiary's debt (including trade payables and subordinated indebtedness) would be entitled to receive payment of their claims prior to any distributions to the Company by such subsidiary. In addition, any holders of secured indebtedness of the Company and its subsidiaries would have certain rights to repossess, foreclose upon and sell the assets securing such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HISTORY AND CONTINUATION OF OPERATING LOSSES

    The Company has incurred substantial and increasing operating losses since inception. As of June 30, 1997, the Company had an accumulated deficit of $213.6 million, primarily resulting from expenses incurred in the development of the Company's wireless data communications system, marketing of the Company's NMR, distribution automation and other services, the installation of its wireless data communications networks and the payment of other normal operating costs.

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

UNCERTAINTY OF ACCEPTANCE OF AND DEPENDENCE ON OTHER APPLICATIONS

    The Company's long-term business plan contemplates offering non-utility application services. The Company believes its future ability to service its indebtedness and to achieve profitability will be affected by its success in generating substantial revenues from such additional services. The Company currently has no services contracts which provide for the implementation of such services, and the Company has not yet demonstrated an ability to deploy such services on a commercial scale. In addition, unless utilities sign services contracts that enable the Company to deploy its wireless networks in their service areas, the Company may not be able to offer any such services in such areas or may be able to offer these services only on a limited basis.

SUBSTANTIAL AND INCREASING COMPETITION

    The emerging market for utility NMR systems, and the potential market for other applications once a common infrastructure is in place, have led electronics, communications and utility product companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the CellNet system. The Company believes that its only significant direct competitor in the marketplace at present is Itron, Inc. ("Itron"), an established supplier to the utility industry. Itron has announced the development of its Genesis-TM- system, a radio network system similar to the Company's, for meter reading purposes and is presently providing that system to customers.

    There may be many potential alternative solutions to the Company's NMR services including traditional wireless solutions. SkyTel, a subsidiary of Mtel, and Motorola are examples of companies whose technology might be adapted for NMR and who may become direct competitors of the Company in the future. Whisper Communications (formerly, a part of Diablo Research) now offers its True 2 Way-TM- fixed-base RF architecture communications technology for automated meter reading and other services, and has several trials underway. Metricom, a provider primarily of subscriber-based, wireless data communications for users of portable and desktop computers, is currently involved in the AMR market through trials with Whisper Communications. Schlumberger and Greenland are among the companies that have conducted, or are in the process of conducting, pilot trials of utility network automation systems. Several companies are offering telephone-based network automated meter reading services or equipment. Among these are International Teldata and American Innovations. Established suppliers of equipment, services and technology to the utility industry such as Asea Brown Boveri and General Electric could expand their current product and service offerings so as to compete directly with the Company, although they have not yet done so. Many of the Company's present and potential future competitors have substantially greater financial, marketing, technical and manufacturing resources, name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. While CellNet believes its technology is widely regarded as competitive at the present time, there can be no assurance that the Company's competitors will not succeed in developing products or technologies that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if the Company achieves significant success it could draw additional competitors into the market. Traditional providers of wireless services may in the future choose to enter the Company's markets. Such existing and future competition could materially adversely affect the pricing for the Company's services and the Company's ability to sign long-term contracts and maintain existing agreements with utilities. Competition for services relating to non-utility applications may be more intense than competition for utility NMR services, and additional competitors may emerge as the Company continues to develop non-utility applications. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

TECHNOLOGICAL PERFORMANCE AND BUILD-OUT OF THE SYSTEM; RAPID TECHNOLOGICAL
  CHANGE AND UNCERTAINTY

    The Company's initial target market is the monitoring, control and automation of utility companies' electric, gas and water distribution networks. There can be no assurance that unforeseen problems will not develop with respect to the Company's technology, products or services, or that the Company will be successful in completing the development and commercial implementation of its technology on a wider scale. The Company must continue to expand and upgrade its capabilities in connection with such commercial implementation, the success of which cannot be assured. There can be no assurance that the Company will be able to develop successfully a full range of endpoint devices required by utilities. The Company must also continue to develop the hardware enhancements necessary to utilize its system on a commercial basis with a variety of different gas and water meters. The Company's future success will be materially adversely affected if it is not successful or is significantly delayed in continuing technology development and enhancement programs.

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

ACCESS TO RADIO FREQUENCY ("RF") SPECTRUM; REGULATION BY THE FEDERAL
  COMMUNICATIONS COMMISSION ("FCC")

    The Company will attempt to obtain exclusive usage of licensed bandwidth and/or secure its own licenses. CellNet licenses radio spectrum for its wireless networks in the top 60 MSAs in the United States sufficient to support its projected utility and non-utility applications with a margin for future growth.

However, sufficient frequency spectrum may not be available to fully enable the delivery of all or a part of the Company's wireless data communications services or the Company may be required to find alternative frequencies. The cost of obtaining such spectrum is currently difficult to estimate and may involve time delays and/or increased cost to the Company. The Company could also be unable to obtain frequency in certain areas. Any of these circumstances could have a material adverse impact on the Company's future ability to provide its network services and on the Company's business, operating results, financial condition and cash flow.

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

    The FCC requires that a minimum configuration of an MAS system be in operation within eighteen months from the initial date of the grant of the system authorization or risk forfeiture of the license for the MAS frequencies. The eighteen-month deadline may be extended upon showing of good cause, but there is no assurance that the FCC will grant any such extension. The Company is responding to this requirement by selectively building out transmission capacity in some areas where it does not yet have utility telecommunications services contracts and may return licenses to the FCC in certain areas.

    No license is needed to operate the Company's equipment utilizing the 902-928 MHz band, although the equipment must be certified by the Company and the FCC as being compliant with certain FCC restrictions on radio frequency emissions designed to protect licensed services from objectionable interference. While the Company believes it has obtained all required certifications for its products, the FCC could modify the limits imposed on such products or otherwise impose new authorization requirements, and in either case, such changes could have a material adverse impact on the Company's business. The FCC recently completed a rulemaking proceeding designed to better accommodate the cohabitation in the 902-928 MHz band of existing licensed services with newly authorized and expanded uses of licensed systems, and existing and newly designed unlicensed devices like those used by the Company. In this proceeding, the FCC expressly recognized the rights of such unlicensed services to operate under certain delineated operating parameters even if the potential for interference to the licensed operations exists. The Company's systems will operate within those specified parameters. The FCC is currently reviewing these rules in response to numerous petitions for reconsideration and the agency could modify those rules or to allow for other uses of this spectrum that might create interference to the Company's systems, which could, in either case, have a material adverse impact on the Company's business, operating results, financial condition and cash flow.

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

    In February, 1997, the FCC published for public comment a Notice of Proposed Rule Making in WT Docket No. 97-81 regarding the future licensing of frequencies for use by Multiple Address Systems. The FCC has reached certain tentative conclusions which, if adopted without any change, would result in (i) the restriction on future licenses in the 928/952/956 MHz bands (in which the Company now operates its wide area network) for systems exclusively used for private internal purposes, and the prohibition on future licensing in this band for systems which provide "subscriber-based" services, (ii) the designation of the 932/941 and 928/959 MHz bands for licensees offering subscriber-based services, (iii) the use of geographic licensing (using very large licensed service areas) in lieu of site-by-site licensing for the bands designated for subscriber-based services, (iv) the use of competitive bidding to award licenses for subscriber-based services, (v) the grandfathering and protection from interference of existing licensees, but only to the extent of their current service areas, (vi) with respect to new geographic service area licensees, liberalizing the time periods by which construction must be completed, but imposing more burdensome construction requirements over the term of the license, and (viii) for incumbent and new licensees, liberalizing some of the technical and operational restrictions on the use of the license channels.

    These proposals have engendered substantial public comment from a wide range of industry sectors currently utilizing the MAS channels, including extensive comments from the Company. The Company has urged, in particular, that there should not be any restrictions imposed on the use of the 928/952 MHz bands in which the Company has developed its network facilities that would unreasonably limit the Company's ability to provide its current and anticipated utility and non-utility service offerings. The Company has also urged that competitive bidding and geographic licensing should not be the primary basis for awarding licenses in this highly encumbered, heavily utilized band. The Company has also supported many of the proposed changes that will make the use of the band more technically efficient, although the Company has also opposed any use of the band that would change its fundamental use for point-to-multipoint fixed operations, and in particular, the use of the band for mobile operations. The Company's positions have substantial support in the record, although the effort to retain the status quo eligibility for the 928/952 MHz band has been opposed by representatives of the utility and transportation industries who would prefer to limit the use of this band solely to private internal networks and to prohibit any private carrier or subscriber-based service offerings.

    The Company is currently working with a coalition of interested parties, including representatives of the utility and transportation industries, to attempt to develop a compromise consensus proposal that would satisfy most of the interested parties' concerns for presentation to the FCC in this proceeding. However, the Company is unable to predict whether such a compromise can be developed, or if it is developed, whether the Commission will view it favorably, and if not, what form the final rules adopted in this proceeding will take. Given the current proposal and the variety of comments submitted, it is possible that some or all of the Company's uses of the MAS channels could be determined to be the offering of private carrier or subscriber-based services, and that future licenses for such offerings would be prohibited in the 928/952 MHz band in which the Company currently operates, requiring the Company to develop equipment capable of operating in one of the other MAS bands, and further requiring the Company to obtain future licenses in a competitive bidding process. Although the Company believes that additional licensed frequency will be generally available to it as required, the cost associated with acquiring such licensed frequency as well as the Company's operating costs could increase, perhaps substantially, if the proposed rules were adopted. The adoption of new rules, depending upon the form in which such rules are adopted, could have a material adverse effect upon the Company's business, operating results, financial condition and cash flow.

    In connection with the foregoing, the FCC has temporarily suspended acceptance of MAS applications for new licenses, major amendments, or major modifications for the 928/959 MHz bands and applications to provide subscriber-based services in the 928/952/956 MHz bands. This temporary suspension does not affect applications for MAS licenses for private internal purposes in the 928/952/956 MHz bands or applications for assignment of licenses or transfer of control. Subject to certain limitations, pending applications at the time of the suspension will continue to be processed. All of the Company's pending applications for licenses in the 928/952 MHz band have been or are being processed in due course. In addition, the Company's applications for the assignment of licenses held by others have been processed during the processing suspension. However, the FCC has tentatively concluded that the Company's applications for licenses involve the offering of subscriber-based services, and have therefore returned any applications newly filed after the initiation of the processing suspension, precluding the Company from obtaining any new licenses (other than through the assignment process) while the processing suspension is in place. The Company has requested reconsideration of this determination since the currently proposed uses of these licenses constitutes, in the Company's view, a private, internal use network. If the FCC does not change its tentative conclusion on this matter, the Company will not be able to file any applications for new facilities until the suspension is lifted, which is expected to occur when the proceedings in Docket 97-81 are concluded. This may adversely affect the Company's ability to service areas where it has not yet acquired adequate frequencies.

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

    Since United States patent applications are maintained in secrecy until patents are issued, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, CellNet cannot be certain that it was the first creator of inventions covered by its issued patents or pending patent applications, that it was the first to file patent applications for such inventions or that no patent conflict will exist with other products or processes which could compete with the Company's products or approach. Despite the Company's efforts to safeguard and maintain these proprietary rights, there can be no assurance that the Company will be successful or that the Company's competitors will not independently develop and patent technologies that are substantially equivalent or superior to the Company's technologies. Participants in the wireless industry, including competitors of the Company, typically seek to obtain patents which will provide as broad a protection as possible for their products and processes. There is a substantial backlog of patents at the United States Patent and Trademark Office. It is uncertain whether any such third-party patents will require the Company to alter its products or processes, obtain licenses or cease certain activities. An adverse outcome with regard to a third-party patent infringement claim could subject the Company to significant liabilities, require disputed rights to be licensed or restrict the Company's ability to use such technology. The Company also relies to a substantial degree upon unpatented trade secrets, and no assurance can be given that others, including the Company's competitors, will not independently develop or otherwise acquire substantially equivalent trade secrets. In addition, whether or not additional patents are issued to the Company, others may receive patents which contain claims applicable to products or processes developed by the Company. If any such claims were to be upheld, the Company would require licenses, and no assurance can be given that licenses would be available on acceptable terms, if at all. In addition, the Company could incur substantial costs in defending against suits brought against it by others for infringement of intellectual property rights or in prosecuting suits which the Company might bring against other parties to protect its intellectual property rights. From time to time the Company receives inquiries with respect to the coverage of its intellectual property rights, and there can be no assurance that such inquiries will not develop into litigation.

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

    In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California claiming that Itron's use of its electronic meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

    Although the Company has been granted federal registration of its "CellNet" trademark, another company has filed a petition for cancellation in an attempt to challenge such registration which, if successful, would mean the Company could lose its registration and be required to adopt a new trademark and possibly a new or modified corporate name. CellNet could encounter similar challenges to its trademark and corporate name in the future. While the requirement to adopt a new trademark or new or modified corporate name could involve a significant expense and could result in the loss of any goodwill and name recognition associated with the Company's current trademark and corporate name, the Company does not believe this would have a long-term material adverse impact on its results of operations or financial condition.

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

    The Company's strategy is to pursue international markets through a joint venture with BEn which could involve additional partners in a local operating project entity in a particular country. The Company may not have a majority interest or control of the board of directors of any such local operating project entity. In any such joint venture in which the Company may determine to participate, there is a risk that the other joint venture partner may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or the Company or that such partner will not impose the same or similar accounting and financial controls as the Company. The risk is also present that a joint venture partner may be unable to meet its economic or other obligations and that the Company may be required to fulfill those obligations. In addition, in any joint venture in which the Company does not have a majority interest, the Company may not have control over the operations or assets of such joint venture.

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

    Although the Company has been granted federal registration of its "CellNet" trademark, in January 1995, Century Telephone Enterprises, Inc. (Century Telephone) filed a petition for cancellation in an attempt to challenge such registration. The matter is currently pending before the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office. CellNet and Century Telephone are the sole parties in the action. If such challenge were successful, the Company could lose its registration and could be required to adopt a new trademark and possibly a new or modified corporate name. CellNet could encounter similar challenges in the future. While the requirement to adopt a new trademark or new or modified corporate name could involve a significant expense and could result in the loss of any goodwill and name recognition associated with the Company's current trademark and corporate name, the Company does not believe this would have a long-term material adverse impact on its results of operations or financial condition.

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

    On October 31, 1996, a complaint SETTLE V. SEIDL, ET AL., No. 398464, was filed in the Superior Court of California for the County of San Mateo against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering. The complaint, which is a purported class action filed on behalf of those purchasing the Company's stock from the period beginning on September 26, 1996 and ending on October 31, 1996, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. On November 8 and 13, 1996, two additional complaints, KAREN ZULLY V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398551 and HOWARD FIENMAN AND GERALD SLAPSOWITZ V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398560, were filed in the Superior Court of California for the County of San Mateo. These cases are essentially similar in nature to the SETTLE case. The Court has ordered consolidation of the SETTLE and ZULLY actions. The Company expects that the FIENMAN action will be consolidated with the SETTLE and ZULLY actions before trial. The Company believes that the allegations in these complaints are without merit and intends to defend these actions vigorously. The Company has filed demurrers seeking dismissals of these complaints. The motions are currently under submission before the Special Master assigned by the Court to hear certain pre-trial matters. In the Company's opinion, the ultimate outcome of these lawsuits is not expected to have a material adverse effect on its results of operations or financial condition.

    In April 1997, the Company filed a patent infringement suit against Itron, Inc. in the Federal District Court for the Northern District of California claiming that Itron's use of its electronic meter reading Encoder Receiver Transmitter (EAT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 24, 1997, at the Company's annual stockholders' meeting, a quorum of stockholders of the Company approved the following proposals: (1) election of the following persons as Directors of the Company: Paul M. Cook, Neal M. Douglas, William C. Edwards, William Hart, Brian Kwait, Nancy E. Pfund, Henry B. Sargent and John M. Seidl; and (2) ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors.

Proposal 1.   Election of Directors: Paul M. Cook, Neal M. Douglas, William C. Edwards,
              William Hart, Brian Kwait, Nancy C. Pfund, Henry B. Sargent and John M. Seidl

FOR                                                   26,704,828
WITHHELD/AGAINST                                          18,170
EXCEPTIONS/ABSTAIN                                       359,976
                                                    ------------

Total                                                 27,082,974

    NOMINEE                               FOR         WITHHELD
Paul M. Cook                            27,062,704       20,270
Neal M. Douglas                         27,061,728       21,245
William C. Edwards                      27,062,804       20,170
William Hart                            26,706,728      376,246
Brian Kwait                             27,060,828       22,146
Nancy E. Pfund                          27,060,128       22,846
Henry B. Sargent                        27,061,728       21,246
John M. Seidl                           27,060,128       22,846

Proposal 2.   Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors

FOR                                                   27,062,436
WITHHELD/AGAINST                                           5,620
EXCEPTIONS/ABSTAIN                                        14,918
                                                    ------------

Total                                                 27,082,974

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NUMBER                                DESCRIPTION
------ --------------------------------------------------------------------------
 10.1  1997 Bonus Plan

EXHIBIT
NUMBER                                DESCRIPTION
------ --------------------------------------------------------------------------
 27.1  Financial Data Schedule

  b.   Reports on Form 8-K

    There have been no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CELLNET DATA SYSTEMS, INC.

Date: August 13, 1997           By:               /s/ PAUL G. MANCA
                                      ------------------------------------------
                                                    Paul G. Manca
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                       OFFICER)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                               DESCRIPTION                                               PAGE
-----------  ------------------------------------------------------------------------------------------------  ---------
      10.1   1997 Bonus Plan.................................................................................

      27.1   Financial Data Schedule.........................................................................