Form 10-Q
period 1997-09-30
CELLNET DATA SYSTEMS INC
filed 1997-11-14
CIK 805956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 31, 1997, 41,690,490 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CELLNET DATA SYSTEMS, INC.
                                     INDEX

                                                                                                                PAGE NO.
                                                                                                               -----------
PART I.
                FINANCIAL INFORMATION

  Item 1.
                Financial Statements - Condensed Consolidated Financial Statements (unaudited).

                (a)        Condensed Consolidated Balance Sheets--As of September 30, 1997 and December 31,
                           1996..............................................................................           3

                (b)        Condensed Consolidated Statements of Operations--Three months ended September 30,
                           1997 and 1996 and Nine months ended September 30, 1997 and 1996...................           4

                (c)        Condensed Consolidated Statements of Cash Flows--Nine months ended September 30,
                           1997 and 1996.....................................................................           5

                (d)        Notes to Condensed Consolidated Financial Statements..............................           6

  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations........           9

  Item 3.       Quantitative and Qualitative Disclosure About Market Risk....................................          29

PART II.
                OTHER INFORMATION

  Item 1.       Legal Proceedings............................................................................          30

  Item 2.       Changes in Securities and Use of Proceeds....................................................          30

  Item 3.       Defaults Upon Senior Securities..............................................................          31

  Item 4.       Submission of Matters to a Vote of Security Holders..........................................          31

  Item 5.       Other Information............................................................................          31

  Item 6.       Exhibits and Reports on Form 8-K.............................................................          31

SIGNATURES...................................................................................................          32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CELLNET DATA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                   UNAUDITED

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
ASSETS

Current assets:
  Cash and cash equivalents.........................................................   $   150,356    $  124,232
  Short-term investments............................................................        30,300        54,643
  Accounts receivable - trade.......................................................         1,535           850
  Accounts receivable - other.......................................................         3,516         1,264
  Prepaid expenses and other........................................................         2,150         1,124
                                                                                      -------------  ------------
    Total current assets............................................................       187,857       182,113
Network components and inventory....................................................        19,903        11,211
Networks in progress - net..........................................................        80,410        48,426
Property - net......................................................................        15,172        12,236
Investment in unconsolidated affiliate..............................................            --            --
Debt issuance costs and other - net.................................................         4,228         5,565
                                                                                      -------------  ------------
Total assets........................................................................   $   307,570    $  259,551
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................................   $     9,274    $    8,133
  Accrued compensation and related benefits.........................................         3,969         2,371
  Accrued liabilities...............................................................         2,567           950
  Current portion of capital lease obligations......................................           347           308
                                                                                      -------------  ------------
    Total current liabilities.......................................................        16,157        11,762
                                                                                      -------------  ------------
Senior discount notes - 1997, 14% and 1996, 13%.....................................       257,849       207,178
                                                                                      -------------  ------------
Capital lease obligations - net.....................................................           563           366
                                                                                      -------------  ------------
Commitment and Contingencies (Notes 1 and 4)
Stockholders' equity:
  Preferred stock - $.001 par value; 15,000,000 shares authorized; shares
    outstanding, 1997: none; 1996: none.............................................            --            --
  Common stock - $.001 par value; 100,000,000 shares authorized; shares outstanding,
    1997: 41,668,128; 1996: 38,537,517..............................................       209,397       205,793
  Notes receivable from sale of common stock........................................          (676)         (814)
  Warrants..........................................................................        74,546         2,984
  Accumulated deficit...............................................................      (250,266)     (167,715)
  Net unrealized loss on short-term investments.....................................            --            (3)
                                                                                      -------------  ------------
    Total stockholders' equity......................................................        33,001        40,245
                                                                                      -------------  ------------
Total liabilities and stockholders' equity..........................................   $   307,570    $  259,551
                                                                                      -------------  ------------
                                                                                      -------------  ------------

     See accompanying notes to condensed consolidated financial statements

                           CELLNET DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                   UNAUDITED

                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                    ----------------------  ----------------------
                                                                       1997        1996        1997        1996
                                                                    ----------  ----------  ----------  ----------
Revenues:
  Network service revenues........................................  $    1,338  $      368  $    3,451  $      612
  Product sales...................................................          67         122         366         248
  Other revenues..................................................         128          25         209          75
                                                                    ----------  ----------  ----------  ----------
    Total revenues................................................       1,533         515       4,026         935
                                                                    ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of network operations......................................       4,900       2,478      12,398       5,398
  Cost of product sales...........................................         106         110         443         219
  Research and development........................................       5,717       6,884      18,765      18,704
  Marketing and sales.............................................       3,652       1,474       7,321       4,340
  General and administrative......................................       4,164       3,261      13,233       8,289
  Depreciation and amortization...................................       2,893       1,882       8,032       3,967
                                                                    ----------  ----------  ----------  ----------
    Total costs and expenses......................................      21,432      16,089      60,192      40,917
                                                                    ----------  ----------  ----------  ----------
Loss from operations..............................................     (19,899)    (15,574)    (56,166)    (39,982)
Equity in loss of unconsolidated affiliate........................        (670)         --      (2,009)         --

Other income (expense):
  Interest income.................................................       1,524       1,300       5,762       4,758
  Interest expense................................................      (6,124)     (6,238)    (18,683)    (17,502)
  Other - net.....................................................         (39)         58         (37)        (39)
                                                                    ----------  ----------  ----------  ----------
Total other income (expense)......................................      (4,639)     (4,880)    (12,958)    (12,783)
                                                                    ----------  ----------  ----------  ----------
Net loss before income taxes and extraordinary loss on early
  extinguishment of 1995 Senior Notes.............................     (25,208)    (20,454)    (71,133)    (52,765)
Provision for income taxes........................................          --          --           1           2
                                                                    ----------  ----------  ----------  ----------
Net loss before extraordinary loss on early extinguishment of 1995
  Senior Notes....................................................     (25,208)    (20,454)    (71,134)    (52,767)
Extraordinary loss on early extinguishment of 1995 Senior Notes...     (11,417)         --     (11,417)         --
                                                                    ----------  ----------  ----------  ----------
Net loss..........................................................  $  (36,625) $  (20,454) $  (82,551) $  (52,767)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Loss per share before extraordinary loss on early extinguishment
  of 1995 Senior Notes............................................  $    (0.62) $       --  $    (1.78) $       --
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Net loss per share................................................  $    (0.89) $    (0.60) $    (2.05) $    (1.55)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Shares used in computing per share amounts........................      41,614      34,345      40,157      33,952
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

     See accompanying notes to condensed consolidated financial statements

                           CELLNET DATA SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   UNAUDITED

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................................................  $ (82,551) $ (52,767)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization............................................................      8,032      3,967
    Accretion on senior discount notes.......................................................     18,114     18,143
    Write-off of unamortized 1995 senior discount note debt issuance costs...................      4,791         --
    Accelerated accretion on 1995 senior discount notes......................................      3,127         --
    1997 senior discount notes issued as non-cash consent fees...............................        912         --
    Amortization of debt issuance costs......................................................        466        448
  Deferred rent..............................................................................         --         32
  Equity in loss of unconsolidated affiliate.................................................      2,009         --
  Changes in:
    Accounts receivable - trade..............................................................       (685)       498
    Accounts receivable - other..............................................................     (2,252)        --
    Prepaid expenses and other...............................................................     (1,026)      (361)
    Accounts payable.........................................................................      1,141       (411)
    Accrued compensation and related benefits................................................      1,598        714
    Accrued liabilities......................................................................      1,617         (1)
                                                                                               ---------  ---------
      Net cash used for operating activities.................................................    (44,707)   (29,738)
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Network components and inventory...........................................................     (8,692)     1,050
  Purchase of property.......................................................................     (7,761)    (5,822)
  Networks in progress.......................................................................    (31,895)   (28,736)
  Investment in unconsolidated affiliate.....................................................     (2,009)        --
  Other assets...............................................................................       (406)      (300)
  Purchase of short-term investments.........................................................    (25,490)  (265,480)
  Proceeds from sales and maturities of short-term investments...............................     49,836    331,062
                                                                                               ---------  ---------
      Net cash (used) provided for investing activities......................................    (26,417)    31,774
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of 1997 senior discount notes and warrants........................................    100,324         --
  Debt issuance costs for 1997 senior discount notes.........................................     (3,514)        --
  Repayment of capital lease obligations.....................................................       (321)      (226)
  Proceeds from sale of common stock.........................................................        621        160
  Proceeds from sale of preferred stock......................................................         --         23
  Collection of note receivable from sale of common stock....................................        138         15
                                                                                               ---------  ---------
      Net cash provided (used) by financing activities.......................................     97,248        (28)
                                                                                               ---------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS........................................................     26,124      2,008
CASH AND CASH EQUIVALENTS, Beginning of period...............................................    124,232     48,018
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS, End of period.....................................................  $ 150,356  $  50,026
                                                                                               ---------  ---------
                                                                                               ---------  ---------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases...............................................  $     557  $     133
  Capitalization of interest into networks in progress.......................................  $   2,739         --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest.....................................................  $      89  $      88
  Cash paid for income taxes.................................................................  $       1  $       2

     See accompanying notes to condensed consolidated financial statements

                           CELLNET DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION.

    In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals the Company considers necessary for a fair presentation of the Company's financial position as of September 30, 1997, and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of CellNet Data Systems, Inc. and the notes thereto for the year ended December 31, 1996. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

    Investment in affiliate is accounted for using the equity method. Income or loss of affiliate is based upon the Company's beneficial interest (50%).

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS 128. Earlier application is not permitted. The Company has determined that adoption of SFAS 128 will not have a material effect on losses per share which have been previously reported.

    In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. The Company expects to adopt these statements in fiscal 1998.

    Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 financial statement presentation.

2. NET LOSS PER SHARE.

    Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the nine months ended September 30, 1997 and the year ended December 31, 1996. For the nine months ended September 30, 1996, common equivalent shares include all outstanding preferred stock and warrants that were converted in connection with the initial public offering completed October 2, 1996, even when the effect is anti-dilutive.

3. ISSUANCE OF SENIOR DISCOUNT NOTES.

    On September 29, 1997, the Company raised $100,324,000 in gross proceeds from the sale and issuance of 14% Senior Discount Notes due 2007 (the "1997 Notes"). All holders of outstanding Series B 13% Senior Discount Notes due 2005 (the "1995 Notes") tendered and exchanged their 1995 Notes for 1997 Notes having an initial accreted value of $231,039,000. Warrants to purchase 8,942,517 shares of the Company's Common Stock with an exercise price of $14.30 per share were attached to the 1997 Notes. Aggregate proceeds of $74.5 million were attributable to such common stock warrants. The 1997 Notes were issued at an initial accreted value of $332,275,000 and will fully accrete to a face value of $654,133,000

                           CELLNET DATA SYSTEMS, INC.

3. ISSUANCE OF SENIOR DISCOUNT NOTES. (CONTINUED) on October 1, 2002. From and after October 1, 2002, the 1997 Notes will begin to accrue interest payable in cash at an annual rate of 14% payable each April 1 and October 1, commencing April 1, 2003.

4. COMMITMENTS AND CONTINGENCIES.

    The industry in which the Company operates is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is a party to three such claims. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

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

    In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. The Company believes, based on its current information, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

    On October 31, 1996, a complaint, SETTLE V. SEIDL, ET AL. No. 398464, was filed in the Superior Court of California for the County of San Mateo against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering. The complaint, which is a purported class action filed on behalf of those purchasing the Company's stock from the period beginning on September 26, 1996 and ending on October 31, 1996, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. On November 8 and 13, 1996, two additional complaints, KAREN ZULLY V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398551 and HOWARD FIENMAN AND GERALD SAPSOWITZ V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398560, were filed in the Superior Court of California for the County of San Mateo. These cases are essentially similar in nature to the Settle case. The Court has ordered consolidation of the SETTLE and ZULLY actions. The Fienman action was voluntarily dismissed with prejudice. The Company believes that the allegations in these complaints are without merit and intends to defend the actions vigorously. The Company has filed demurrers seeking dismissal of these complaints. The motions were assigned by the Court to a special master, who recommended that the cases be dismissed with prejudice. Plaintiffs have objected to the special master's recommendation, which is currently under submission before the Court. In the Company's opinion, the ultimate outcome of these lawsuits is not expected to have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

                           CELLNET DATA SYSTEMS, INC.

4. COMMITMENTS AND CONTINGENCIES. (CONTINUED)
    In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electronic meter reading Encoder Receiver Transmitter ("ERT-Registered Trademark-") device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

5. EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT.

    In 1997, the Company exchanged $654,133,000 aggregate value at maturity 1997 Notes and related warrants (the "1997 Warrants") for $100,324,000 of new proceeds and the extinguishment of its $325,000,000 aggregate value at maturity 1995 Notes. The exchange of the 1995 Notes was accounted for as an early extinguishment of debt, resulting in an extraordinary charge of $11,417,000, consisting of the unamortized portion of the debt issuance cost of the 1995 Notes of $4,791,000, $3,514,000 attributable to consent fees and other costs related to the extinguishment of the 1995 Notes and accelerated accretion of interest on the 1995 Notes of $3,127,000.

    In October 1997, the Company filed a registration statement registering under the Securities Act of 1933, as amended (the "Securities Act"), offering to exchange the unregistered 1997 Notes for new, registered 1997 Notes with identical terms. Costs associated with the Company's registration of the 1997 Notes under the Securities Act will be capitalized as part of debt issue costs in the fourth quarter.

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

OVERVIEW

    The Company intends to deploy and operate a series of wireless data communications networks pursuant to services agreements with utilities and new power market participants, to earn recurring revenues by providing Network Meter Reading ("NMR") services, and to use the networks to support a variety of non-utility applications. The Company may also provide NMR services pursuant to
(i) contracts and deployments with new market participants, (ii) broad, selective network deployments with utilities and others aimed at serving the meter reading requirements of high-value commercial and industrial customers (in addition to saturation network deployments aimed at providing meter reading services for all meters within a utility's service area), with other customers to be added over time, (iii) contracts of shorter duration than those the Company has previously entered into, and (iv) joint ventures or alliances with utilities and others to form, own and/or operate metering companies or to provide metering services. The Company's business strategy has affected and will continue to affect its financial condition and results of operations as follows:

    COMPOSITION OF REVENUES. The Company derives substantially all of its revenues from fees earned under services agreements related to its wireless communications networks. Under the Company's existing services agreements with Kansas City Power & Light Company ("KCPL"), Union Electric Company ("UE"), Northern States Power Company ("NSP"), Pacific Gas & Electric ("PG&E"), Puget Sound Energy, Inc. ("Puget") and Indianapolis Power & Light Company ("IP&L"), the Company receives monthly NMR service fees based on the number of endpoint devices that are in revenue service during the applicable month.

    UNEVEN REVENUE GROWTH. The timing and amount of the Company's future revenues will depend upon its ability to obtain additional services agreements with utilities and new power market participants and upon the Company's ability to deploy and operate successfully its wireless communications networks for utility and non-utility applications. New services agreements are expected to be obtained on an irregular basis, and there may be prolonged periods during which the Company does not enter into any additional services agreements or other arrangements. As a result, the Company expects that its revenues will not grow smoothly over time, but will increase unevenly as the Company enters into new services agreements and other commercial relationships, and may decrease sharply in the event that any of its existing services agreements are terminated or not renewed. See "Factors That May Affect Future Operating Performance--Uncertainty of Future Revenues; Need for Additional Services Contracts and Fluctuating Operating Results."

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company's future revenues will depend on the number of new services agreements with established utilities and new power market participants and on the amount of NMR services to be provided thereunder. The Company's only existing contracts are with established utilities. During 1996, approximately 90% of the Company's revenues were derived from its contracts with KCPL and UE. During the first nine months of 1997, approximately 89% of the Company's revenues were derived from its contracts with KCPL and UE. The utility industry is historically characterized by long purchasing cycles and cautious decision making, and purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase the Company's services to date. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established utilities, the Company believes that implementation of utility deregulation will ultimately accelerate the utility decision-making process. The Company believes that it will enter into additional services contracts with other utilities and new power market participants; however, if the Company's services do not gain widespread industry acceptance, its revenues would not increase significantly after services contracts for existing network systems have been fully installed.

    With the advent of utility industry deregulation, the Company is seeking opportunities to provide its NMR services to new power market participants. The Company believes it is well positioned to offer competitive advantages to both established utilities and new power market participants. However, the Company has not yet entered into any contracts with new power market participants, and there can be no assurance that the Company will be able to enter into any such contracts covering a sufficient number of meters to recoup its costs of deployment, on terms favorable to the Company, or at all. The Company also anticipates that, under contracts with new power market participants, it would build out its networks, at least in part, before the capacity was fully committed. For these reasons, the Company's ability to obtain financing for the capital expenditures associated with these contracts may be limited, although the Company also believes that it will be able to defer a significant portion of the capital expenditures by building out its networks incrementally as needed, and that the new power market participants would lease or acquire the endpoints from the Company, reducing the Company's costs. The Company also anticipates that its contracts with new power market participants will be shorter-term than those it has entered into with established utilities, and may therefore not fully cover the costs of network build-out and associated operating costs. The Company intends to reduce this risk by marketing its services to a wide range of new power market participants, but there can be no assurance that the Company will be successful in such marketing efforts, or that the new power market participants will be successful in capturing any significant share of the energy service market.

    The Company's long-term business plan contemplates the generation of a significant percentage of future revenues from non-utility services. The Company believes its future ability to service its indebtedness and to achieve profitability will be affected by its success in generating substantial revenues from such additional services. The Company currently has no services contracts which provide for the implementation of such services, and the Company has not yet deployed such services on a commercial scale. In addition, unless the Company is successful in deploying its wireless networks in targeted service areas, the Company may not be able to offer any such services in such areas or may be able to offer these services only on a limited basis.

    REVENUES LAG NETWORK DEPLOYMENT. The Company expects to realize network service revenue under a services agreement with a utility or new power market participant only when a portion of the network is installed and they have begun billing their customers based upon the NMR data obtained. The Company expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed the Company's capital investments and expenses incurred to deploy such network for several years. As of September 30, 1997, the Company had approximately 2,680,000 meters under long-term contracts, of which approximately 678,000 meters were in revenue service. The Company signed agreements with KCPL and UE in August 1994 and August 1995, respectively, and did not receive its first revenue under the KCPL and UE services agreements until September 1995 and May 1996, respectively. The Company has completed the installation of its NMR network for KCPL and had installed approximately 407,000 meters on the network by the end of September 1997. The Company expects to add an additional 8,000 meters to the KCPL network in the last quarter of 1997 and in 1998 which would be added to the total number of meters in revenue service upon acceptance by KCPL for billing purposes. The remaining meters (approximately 5,000) under contract with KCPL may be automated or read manually. As of the end of

September 1997, the Company completed the on-line deployment of approximately 447,000 meters to the UE network. The Company began the installation of both the NSP and Puget networks in August 1996 and began receiving revenue from Puget in January 1997. The Company has also successfully completed a demonstration project with PG&E in San Francisco pursuant to which the Company has installed a network that will cover approximately 30,000 electric and gas meters. PG&E has acknowledged that the data collection, cost savings, customer service and other objectives of the demonstration network have been met. In September 1997, the Company entered into a services contract with IP&L for the installation of its NMR network that will cover approximately 415,000 meters. Installation of the IP&L network is scheduled to begin in November 1997. In October 1997, the Company entered into a services contract with Puget for the installation of an NMR network that will cover approximately 550,000 electricity and 150,000 gas residential, commercial and industrial customers. Network installation is scheduled to begin in March 1998. As additional segments of the Company's networks are installed and used by its customers for billing purposes, the Company expects to realize a corresponding increase in its network service revenues. However, if the Company is able to deploy successfully an increasing number of networks over the next few years, the operating losses created by this lag in revenues, and negative cash flow resulting from such operating losses and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating additional networks.

    IMPACT OF RAPID EXPANSION. CellNet will not typically invest the capital necessary to deploy a wireless communications network prior to entering into a services agreement with a utility or new power market participant. However, during its expansion phase, the Company will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. The Company has incurred substantial operating losses since its inception and, as of September 30, 1997, had an accumulated deficit of $250.3 million. The Company does not expect significant revenues relative to anticipated operating costs during 1997 and 1998 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands its research and development and marketing efforts and installs additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. The Company will require substantial capital to fund cash flow deficits and capital expenditures for the foreseeable future and expects to finance these requirements through significant additional external financing. See "Factors That May Affect Future Operating Performance--History and Continuation of Operating Losses" and "--Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

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

RESULTS OF OPERATIONS

    REVENUES

    Revenues for the nine months ended September 30, 1997 and 1996 were $4.0 million and $0.9 million, respectively. The increase in revenues was principally due to the increase in network service revenues. During the first nine months of 1997, KCPL and UE accounted for approximately 89% of the Company's revenues. The Company's NMR service revenues for the nine months ended September 30, 1997 and 1996 were $3.5 million and $0.6 million, respectively. In connection with the purchase of $15.0 million of restricted Common Stock by NSP concurrent with the Company's initial public offering on October 2, 1996

("Initial Public Offering"), the Company placed shares in escrow (the "Escrow Shares") which will be released if the Company enters into an NMR services agreement with Wisconsin Electric Power Company ("WEPC") by December 1997. The fair value of these Escrow Shares will be expensed as a sales discount over the term of the WEPC services agreement if such services agreement is entered into.

    The Company expects to realize network service revenues under its services agreements with utilities and new power market participants only when its networks or portions thereof are successfully installed and operating and they commence billing their customers based upon the NMR data obtained. Revenues are expected to increase as the Company continues to install its networks, the networks or portions thereof become operational, and utilities and new power market participants begin billing their customers based upon data obtained over the CellNet system. Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received for the nine months ended September 30, 1997 and 1996 are not reliable indicators of revenues that might be expected in the future.

    COST OF REVENUES

    For the nine months ended September 30, 1997 and 1996, cost of revenues primarily consisted of network operations costs. Costs of revenues for the nine months ended September 30, 1997 and 1996 were $12.8 million and $5.6 million, respectively. The increase in cost of revenues was driven by increasing costs of providing network services, due primarily to growth in the number of employees and associated costs necessary for network monitoring operations at customer sites and at the Company's headquarters, network deployment management and customer training. Costs of network services also include the increased installation, applications and RF engineering staffing at the Company's headquarters to support anticipated additional services contracts. Network services do not currently generate a profit as the Company has not yet achieved a scale of services sufficient to cover network costs. The Company will incur significant and increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation and miscellaneous maintenance and operating expenses.

    OPERATING EXPENSES

    Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses, for the nine months ended September 30, 1997 and 1996 were $47.4 million and $35.3 million, respectively. The increase in operating expenses on a period to period basis is attributable to the Company's rapid growth and to increasing research and development, general and administrative, and marketing and sales expenditures. The Company expects to continue to spend a significant portion of its resources on research and development activities for the foreseeable future. Marketing and sales and general and administrative costs are expected to increase in the future as the Company seeks to sign new services agreements.

    RESEARCH & DEVELOPMENT

    Research and development expenses are attributable largely to continuing system software, firmware and equipment development costs, prototype manufacturing, testing, personnel costs, consulting fees, and supplies. Research and development costs are expensed as incurred. The Company's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as the Company believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses for the nine months ended September 30, 1997 and 1996 were $18.8 million and $18.7 million, respectively. Research and development spending increases for the nine months ended September 30, 1997 reflect primarily additions to the Company's engineering staff. The

Company expects that research and development expenses will increase moderately for additional investments in research and development projects for the principal purposes of increasing network functionality and performance and lowering networking costs, and in connection with the establishment of international operations.

    MARKETING & SALES

    Marketing and sales expenses consist principally of compensation, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses for the nine months ended September 30, 1997 and 1996 were $7.3 million and $4.3 million, respectively. These expenses have increased due to the Company's accelerated efforts to sign new services agreements and a significantly larger advertising program.

    GENERAL & ADMINISTRATIVE

    General and administrative expenses include compensation paid to general management and administrative personnel, home office expense, communications charges, recruiting costs, travel, and communications and other general administrative expenses, including fees for professional services. General and administrative expenses for the nine months ended September 30, 1997 and 1996 were $13.2 million and $8.3 million, respectively. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company increases staffing and continues developing information systems to support its planned growth. The Company will need to increase administrative expenditures in the longer term to expand domestic and establish international operations.

    INTEREST INCOME AND EXPENSE

    Prior to June 1995, the Company funded its liquidity needs primarily from the issuance of equity securities. In June and November 1995, the Company issued and sold a total of $325.0 million aggregate principal amount at maturity of the Company's 13% Senior Discount Notes due 2005 (the "1995 Notes") and related warrants (the "1995 Warrants") for proceeds, net of issuance costs, of $169.9 million. On October 2, 1996, the Company completed its Initial Public Offering in which it sold 5,000,000 shares of its Common Stock at an offering price of $20 per share for net proceeds of $92.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the Initial Public Offering, the Company also received $1.2 million in proceeds from the cash exercise of the 1995 Warrants (the "Warrant Exercise") to purchase securities converted into 495,918 shares of its Common Stock. In addition, on October 2, 1996, the Company completed certain direct placements (the "Direct Placements") in which it sold 1,579,404 shares of its Common Stock for proceeds of approximately $28.0 million. Accordingly, the Company has earned interest income on the invested proceeds from the 1995 Notes, the 1995 Warrants, the Initial Public Offering, the Warrant Exercise and the Direct Placements. On September 29, 1997, the Company issued 14% Senior Discount Notes due 2007 (the "1997 Notes") at an initial accreted value of $332.3 million, which will fully accrete to face value of $654.1 million on October 1, 2002. From and after October 1, 2002, the 1997 Notes will begin to accrue interest payable in cash at an annual rate of 14%. All of the outstanding 1995 Notes were tendered and exchanged for a portion of the issued 1997 Notes. The Company has also incurred significant interest expense from the amortization of the original issue discount on the 1995 Notes. Interest expense will increase significantly in future periods as a result of the issuance of the 1997 Notes.

    Interest income has been and will continue to be received by the Company from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by the Company for capital expenditures and operating and other expenses. Interest income is expected to be highly variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by the Company in its business. Interest income for the nine months ended September 30, 1997 and 1996 was $5.8 million and $4.8 million, respectively.

    Interest expense for the nine months ended September 30, 1997 and 1996 was $18.7 million and $17.5 million, respectively.

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

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

    In 1997, the Company exchanged $654,133,000 aggregate value at maturity 1997 Notes and related warrants (the "1997 Warrants") for $100,324,000 of new proceeds and the extinguishment of its $325,000,000 aggregate value at maturity 1995 Notes. The exchange of the 1995 Notes was accounted for as an early extinguishment of debt, resulting in an extraordinary charge of $11,417,000, consisting of the unamortized portion of the debt issuance cost of the 1995 Notes of $4,791,000, $3,514,000 attributable to consent fees and other costs related to the extinguishment of the 1995 Notes and accelerated accretion of interest on the 1995 Notes of $3,127,000.

    In October 1997, the Company filed a registration statement registering under the Securities Act of 1933, as amended (the "Securities Act"), offering to exchange the unregistered 1997 Notes for new, registered 1997 Notes with identical terms. Costs associated with the Company's registration of the 1997 Notes under the Securities Act will be capitalized as part of debt issue costs in the fourth quarter.

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

    In the first nine months of 1997 and 1996, net cash used in the Company's operating activities totaled $44.7 million and $29.7 million, respectively. Net cash used in operating activities resulted primarily from cash used to fund net operating losses.

    In the first nine months of 1997 and 1996, net cash (used) provided for investing activities was $(26.4) million and $31.8 million, respectively. The Company's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property and equipment, and purchases, sales and maturities of short-term investments. The $31.8 million of net cash provided by investing activities in the first nine months of 1996 was largely attributable to proceeds from the sale of short-term investments. These proceeds exceed investments in short-term instruments as the Company used the proceeds of short-term investments to fund its operating activities.

    In the first nine months of 1997 and 1996, net cash provided (used) by the Company's financing activities totaled $97.2 million and $(0.1) million, respectively. During 1996, the Company financed its operations primarily from the proceeds of the offering of the 1995 Notes and 1995 Warrants, together with interest income of $7.4 million. On October 2, 1996, the Company completed its Initial Public Offering in which it sold 5,000,000 shares of its Common Stock at an offering price of $20 per share for net proceeds of $92.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In addition, on October 2, 1996, the Company completed the Direct Placements in which it sold 1,579,404 shares of its Common Stock for proceeds of approximately $28.0 million. In September 1997, the Company issued in a private sale $654.1 million aggregate value at maturity of the 1997 Notes and 1997 Warrants, in exchange for new proceeds of $100.3 million and the early extinguishment of its $325.0 million aggregate value at maturity 1995 Notes. Aggregate proceeds of $74.5 million have been attributed to the 1997 Warrants.

    The 1997 Notes were issued at a substantial discount from the aggregate principal amount at maturity of $654.1 million. Although interest is not payable on the 1997 Notes prior to April 1, 2003, the carrying amount of such indebtedness will increase as the original issue discount is accreted through maturity in October 2007. Beginning October 1, 2002, the 1997 Notes will bear interest payable semi-annually, at a rate of 14% per annum, with payments commencing April 1, 2003. No principal payments on the 1997 Notes are due prior to maturity in October 2007. Costs associated with the Company's September 1997 private sale of the 1997 Notes were capitalized as part of debt issue costs. There is a risk that the Company would be unable if needed to refinance the 1997 Notes prior to the date cash interest payments become due and payable on such Notes or at their maturity date, given uncertainty about prevailing capital market conditions, the Company's then performance and financial position and the Company's projected high levels of indebtedness and that any inability to so refinance such Notes would limit the Company's ability to meet its obligations on such Notes.

    As of September 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $180.7 million. As of December 31, 1996, the Company had cash, cash equivalents, and short-term investments totaling $178.9 million. The increase of $1.8 million from December 31, 1996 resulted from proceeds related to the issuance of the 1997 Notes and 1997 Warrants, offset by operating costs and the development and construction of the Company's wireless communications networks.

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

    The Company believes that the net proceeds from the offering of the 1997 Notes, existing cash, cash equivalents and anticipated interest income and other revenues, will be sufficient to meet its cash requirements for at least the next twelve months using management's best estimates. Thereafter, the Company expects that it will require substantial additional capital. The extent of additional financing will depend on the success of the Company's business. The Company expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations on incurrence of indebtedness contained in the Indenture or that may be contained in any additional financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures, which could limit the ability of the Company to meet its debt service requirements and could have a material adverse effect on the Company's business, operating results, financial condition and cash flow and on the ability of the Company to meet its obligations, including with respect to the 1997 Notes. See "Factors That May Affect Future Operating Performance--Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

DEPENDENCE ON AND UNCERTAINTY OF MARKET ACCEPTANCE

    The Company's success will be almost entirely dependent on whether established utilities and new power market participants sign services contracts with CellNet or enter into other arrangements which allow CellNet to install NMR networks servicing a substantial number of meters.

    Because automation of utility meter reading and distribution is a relatively new and evolving market and is likely to be significantly affected by deregulation, it is difficult to predict the future growth rate and size of this market. Utilities are testing products from various suppliers for various applications, and no industry standard has been broadly adopted. The CellNet system is one possible solution for automated meter reading and distribution. There can be no assurance that the Company will be successful in achieving the large-scale adoption of its system. In the event that the utilities or new power market participants do not adopt the Company's technology, or does so less rapidly than expected by the Company, the Company's future results, including its ability to service its indebtedness and achieve positive cash flow or profitability, will be materially and adversely affected. In recent competitive bids, potential electric and gas utility customers have selected competing systems to perform services offered by the Company, and energy service providers may from time to time select competing services in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company's only existing contracts are with established electric and gas utilities. During 1996, approximately 90% of the Company's revenues were derived from its contracts with KCPL and UE. During the first nine months of 1997, approximately 89% of the Company's revenues were derived from its contracts with KCPL and UE. Any decision by a utility or new power market provider to utilize the Company's services will involve a significant organizational, technological and financial commitment. The utility industry historically is characterized by long purchasing cycles and cautious decision making. Utilities typically go through numerous steps before making a final purchase decision. These steps, which can take up to several years to complete, may include the formation of a committee to evaluate the purchase, the review of different technical options with vendors, performance and cost justifications, regulatory review and the creation and issuance of requests for quotes and proposals, as well as the utilities' normal budget approval process. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established utilities, the Company believes that implementation of utility deregulation will ultimately accelerate the utility decision-making process. Purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase the Company's services to date, and there can be no assurance as to when or if the Company will enter into additional services contracts or that any such contracts would be on terms favorable to the Company.

    With the advent of utility industry deregulation, the Company is seeking opportunities to provide its NMR services to new power market participants. The Company believes it is well positioned to offer competitive advantages to both established utilities and new power market participants. However, the Company has not yet entered into any contracts with new power market participants, and there can be no assurance that the Company will be able to enter into any such contracts covering a sufficient number of meters to recoup its costs of deployment, on terms favorable to the Company, or at all. The Company's ability to enter into contracts with new power market participants depends, in part, on the timing and type of deregulation in each state. The Company also anticipates that, under contracts with new power market participants, it would build out its networks, at least in part, before the capacity was fully committed. For these reasons, the Company's ability to obtain financing for the capital expenditures associated with these contracts may be limited. The Company believes, however, that it will be able to defer a significant portion of the required capital expenditures by building out its networks incrementally as needed, and that the new power market participants would lease or acquire the endpoints from the Company, reducing the Company's costs. The Company also anticipates that its contracts with new power market participants will be shorter-term than those it has entered into with established utilities, and the revenues may therefore not fully cover the costs of network build-out and associated operating costs. The Company intends to reduce this risk by marketing its services to a wide range of new power market participants, but there can be no assurance that the Company will be successful in such marketing efforts, or that the new power market participants will be successful in capturing any significant share of the energy service market.

UNCERTAINTY OF FUTURE REVENUES; NEED FOR ADDITIONAL SERVICES CONTRACTS AND
  FLUCTUATING OPERATING RESULTS

    The timing and amount of future revenues will depend almost entirely upon the Company's ability to obtain new services agreements with established utilities and new power market participants and upon the successful deployment and operation of the Company's wireless data communications networks. The signing of any new services contracts is expected to occur on an irregular basis, if at all. The Company expects that it will generally take two to four years to complete the installation of each network after a services contract has been signed. Service revenues from such networks are not expected to exceed the Company's capital investments and expenses incurred to deploy and operate such network for several years. The Company will not begin to receive recurring revenues under a services contract until portions of the network become operational, which is expected to occur no earlier than six months after the execution of the applicable services contract. The Company's results of operations may be adversely affected by delays or difficulties arising in the network installation process. The cost of network deployments will be highly variable and depend upon a wide variety of factors, including radio frequency characteristics, the size of a service territory and density of endpoints within such territory, the nature and sophistication of services being provided, the cost of spectrum acquisition, local labor rates and other economic factors.

    CellNet currently derives almost all of its revenues from long-term services contracts with a limited number of established utilities. The Company will not generate sufficient cash flow to service its indebtedness or achieve profitability unless it enters into additional services contracts covering a significant number of additional meters. There can be no assurance that the Company will complete commercial deployments of the CellNet system under current services contracts successfully or that it will obtain enough additional services contracts on satisfactory terms for network deployments in a sufficient number of locations to allow the Company to achieve adequate cash flow to service its indebtedness or achieve positive cash flow or profitability. The Company's operating results will fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including the rate at which established utilities and new power market participants enter into new services contracts, general economic conditions, economic conditions in the utility industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by the Company or its competitors, the mix of services sold, pricing changes and new service introductions by the Company and its competitors and prices charged by suppliers. In response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or enter into strategic alliances or investments that could result in a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTY OF ACCEPTANCE OF AND DEPENDENCE ON OTHER APPLICATIONS

    The Company's long-term business plan contemplates the generation of a significant percentage of future revenues from non-utility services. The Company believes its future ability to service its indebtedness and to achieve profitability will be affected by its success in generating substantial revenues from such additional services. The Company currently has no services contracts which provide for the implementation of such services, and the Company has not yet deployed any such services on a commercial scale. In addition, unless the Company is successful in deploying its wireless networks in targeted service areas, the Company may not be able to offer any such services in such areas or may be able to offer these services only on a limited basis.

DEPENDENCE ON BUSINESSES ALLIANCES

    A key element of the Company's business strategy is the formation of corporate alliances with leading companies. The Company is currently investing, and plans to continue to invest, significant resources to develop these relationships. The Company believes that its success in penetrating markets for utility and non-utility applications of its network will depend in large part on its ability to maintain these relationships and to cultivate additional or alternative relationships. There can be no assurance that the Company will be able to develop additional corporate alliances with such companies, that existing relationships will continue or be successful in achieving their purposes or that such companies will not form competing arrangements.

SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT; SUBSTANTIAL FUTURE CAPITAL
  NEEDS

    The Company has substantial outstanding indebtedness, including $654.1 million in aggregate principal amount at maturity of 1997 Notes. The Company will be required to pay cash interest on the 1997 Notes commencing April 1, 2003 and repay the 1997 Notes on October 1, 2007. The Company intends to incur substantial additional indebtedness, primarily in connection with installing future networks. As a result, the Company will have substantial debt service obligations. The Company's capital expenditures will increase significantly if new services contracts are signed, and the Company expects that its cash flow, taking into account capital expenditures, will be increasingly negative over the next several years. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow, which will be affected by its success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. The Company's ability to generate such cash flow is subject to a number of risks and contingencies. Included among these risks are the possibilities that: (i) the Company may not obtain sufficient additional services agreements or complete scheduled installations on a timely basis, (ii) revenues may not be generated quickly enough to meet the Company's operating costs and debt service obligations, (iii) the operating and/or capital costs associated with the installation and maintenance of the network could be higher than projected, (iv) the Company's wireless systems could experience performance problems, or (v) adoption of the Company's services within a network could be less widespread than anticipated. Accordingly, there can be no assurance as to whether or when the Company's operations will generate positive cash flow or become profitable or whether the Company or its subsidiaries will at any time have sufficient resources to meet their debt service obligations. If the Company is unable to generate sufficient cash flow or obtain alternate liquidity to service its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, or that effecting any of these strategies would yield sufficient proceeds to make the required payments on the 1997 Notes. In particular, there is a risk that the Company would be unable, if needed, to refinance the 1997 Notes prior to the date cash interest payments become due and payable on such Notes or at their maturity date, given uncertainty about prevailing capital market conditions, the Company's then performance and financial position and the Company's projected high levels of indebtedness. Such inability to refinance the 1997 Notes could result in cross-defaults under other indebtedness and limit the Company's ability to meet its obligations on such 1997 Notes.

    In addition, the degree to which the Company is leveraged could have significant consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, research and development, acquisitions, and other general corporate purposes may be materially limited or impaired, (ii) the Company's cash flow, if any, cannot be used in the Company's business as a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, and (iii) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

    The Company will require substantial additional funds for the development, commercial deployment and expansion of its networks, and for funding operating losses. As of September 30, 1997, the Company had $180.7 million in cash, cash equivalents and short-term investments. The Company believes the proceeds from the offering of the 1997 Notes, its existing cash, cash equivalents and short-term investments and anticipated interest income and other revenues will be sufficient to meet its cash requirements for at least the next twelve months based on management's best estimates. Thereafter, the Company expects that it will require substantial additional capital. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, the Company may require additional equity or debt financing earlier than estimated in order to fund its working capital and other requirements. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    In the event that the Company is unable to generate sufficient cash flow and is otherwise unable to obtain funds necessary to meet required payments on its indebtedness, the Company could be in default under the terms of the agreements governing its indebtedness, including the 1997 Notes. In the event of such default, the holders of such indebtedness would have certain enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against the Company.

HISTORY AND CONTINUATION OF OPERATING LOSSES

    The Company has incurred substantial and increasing operating losses since inception. As of September 30, 1997, the Company had an accumulated deficit of $250.3 million, primarily resulting from expenses incurred in the development of the Company's wireless data communications system, marketing of the Company's NMR, distribution automation and other services, the installation of its wireless data communications networks and the payment of other normal operating costs.

    The Company does not expect significant revenues relative to anticipated operating costs during 1997 and 1998 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future. The Company expects that its receipt of network service revenues will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. The Company's network service revenues from a particular network are expected to lag significantly behind network installation expenses until such network is substantially complete. If the Company is able to deploy additional networks, the losses created by this lag in revenues are expected to increase until the revenues from the installed networks overtake the costs associated with the deployment and operation of such additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBSTANTIAL AND INCREASING COMPETITION

    The emerging market for utility NMR systems, the deregulation of the electric utility industry and the potential market for other applications once a common infrastructure is in place, have led electronics, communications and utility product companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the CellNet system. Deregulation will likely cause competition to increase. The Company believes that its only significant direct competitor in the marketplace at present is Itron, Inc. ("Itron"), an established manufacturer and seller of hand-held and drive-by automated meter reading ("AMR") equipment for utilities. Itron is currently providing to customers its Genesis-TM- system, a radio network system similar to the Company's, for meter reading purposes.

    There may be many potential alternative solutions to the Company's NMR services including traditional wireless solutions. SkyTel, a subsidiary of Mtel, and Motorola are examples of companies whose technology might be adapted for NMR and who may become direct competitors of the Company in the future. Whisper Communications (formerly, a part of Diablo Research) now offers its True 2 Way-TM- fixed-based radio frequency ("RF") architecture communications technology for automated meter reading and other services and has several trials underway. Metricom, a provider primarily of subscriber-based, wireless data communications for users of portable and desktop computers, is currently involved in the AMR market through trials with Whisper Communications. Schlumberger Industries, Inc. ("Schlumberger") and Greenland are among the companies that have conducted, or are in the process of conducting, pilot trials of utility network automation systems. Several companies are offering telephone-based network automated meter reading services or equipment. Among these are International Teldata and American Innovations. Established suppliers of equipment, services and technology to the utility industry such as Asea Brown Boveri and General Electric could expand their current product and service offerings so as to compete directly with the Company, although they have not yet done so. Many of the Company's present and potential future competitors have substantially greater financial, marketing, technical and manufacturing resources, name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. While the Company believes its technology, including its software, is widely regarded as competitive at the present time, there can be no assurance that the Company's competitors will not succeed in developing products, technologies or software that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if the Company achieves significant success it could draw additional competitors into the market. Traditional providers of wireless services may in the future choose to enter the Company's markets. Such existing and future competition could materially adversely affect the pricing for the Company's services and the Company's ability to sign new services contracts and maintain existing agreements. Competition for services relating to non-utility applications may be more intense than competition for NMR services, and additional competitors may emerge as the Company continues to develop non-utility applications. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

TECHNOLOGICAL PERFORMANCE AND BUILD-OUT OF THE SYSTEM; RAPID TECHNOLOGICAL
  CHANGE AND UNCERTAINTY

    The Company's initial target market is the monitoring, control and automation of utilities' electric, gas and water meters and distribution networks. There can be no assurance that unforeseen problems will not develop with respect to the Company's technology, products or services, or that the Company will be successful in completing the development and commercial implementation of its technology on a wider scale. The Company must continue to expand and upgrade its capabilities in connection with such commercial implementation, the success of which cannot be assured. There can be no assurance that the Company will be able to develop successfully a full range of endpoint devices. The Company must also continue to develop the hardware enhancements necessary to utilize its system on a commercial basis with a variety of different electric, gas and water meters. The Company's future success will be materially adversely affected if it is not successful or is significantly delayed in continuing technology development and enhancement programs.

    The Company's future success will also depend, in part, on its ability to enhance its existing hardware, software and wireless communications technology. The telecommunications industry has been characterized by rapid, significant technological advances. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities and personal communications systems ("PCS") have radically expanded communications capabilities and market opportunities. Future advances may render the Company's technology obsolete or less cost effective than competitive systems or erode the Company's market position. Many companies from diverse industries are seeking solutions for the transmission of data over traditional communications media, including radio and paging, as well as more recently developed media such as cellular and PCS-based networks. Competitors may be capable of offering significant cost savings or other benefits to the Company's customers, and there can be no assurance that the Company will maintain competitive services or obtain appropriate new technologies on a timely basis or on satisfactory terms. The Company's future performance will also depend significantly on its ability to respond to future regulatory changes.

    The Company's necessary development efforts will require it to make continued substantial investments. The Company has encountered product development delays in the past affecting both software and hardware components of its system.

ACCESS TO RADIO FREQUENCY ("RF") SPECTRUM; REGULATION BY THE FEDERAL
  COMMUNICATIONS (THE "FCC")

    The Company will attempt to obtain exclusive usage of licensed bandwidth and/or secure its own licenses. The Company has focused its spectrum acquisition strategy on the top 60 MSAs in the United States. As of September 30, 1997, the Company had acquired 70 spectrum licenses in 48 of the top 60 MSAs. However, sufficient frequency spectrum may not be available to fully enable the delivery of all or a part of the Company's wireless data communications services or the Company may be required to find alternative frequencies. The cost of obtaining such spectrum is currently difficult to estimate and may involve time delays and/or increased cost to the Company. The Company could also be unable to obtain frequency in certain areas. Any of these circumstances could have a material adverse impact on the Company's future ability to provide its network services and on the Company's business, operating results, financial condition and cash flow.

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

    The FCC requires that a minimum configuration of an MAS system be in operation within eighteen months from the initial date of the grant of the system authorization or risk forfeiture of the license for the MAS frequencies. The eighteen-month deadline may be extended upon a showing of good cause, but there is no assurance that the FCC will grant any such extension. The Company is responding to this requirement by selectively building out transmission capacity in some areas where it does not yet have utility telecommunications services contracts and may return licenses to the FCC in certain areas.

    No license is needed to operate the Company's equipment utilizing the 902-928 MHz band, although the equipment must be certified by the Company and the FCC as being compliant with certain FCC restrictions on radio frequency emissions designed to protect licensed services from objectionable interference. While the Company believes it has obtained all required certifications for its products, the FCC could modify the limits imposed on such products or otherwise impose new authorization requirements, and in either case, such changes could have a material adverse impact on the Company's business, operating results, financial condition and cash flow. The FCC recently completed a rulemaking proceeding designed to better accommodate the cohabitation in the 902-928 MHz band of existing licensed services with newly authorized and expanded uses of licensed systems, and existing and newly designed unlicensed devices like those used by the Company. In this proceeding, the FCC expressly recognized the rights of such unlicensed services to operate under certain delineated operating parameters even if the potential for interference to the licensed operations exists. The Company's systems will operate within those specified parameters. The FCC is currently reviewing these rules in response to numerous petitions for reconsideration and the agency could modify those rules or allow for other uses of this spectrum that might create interference to the Company's systems, which could, in either case, have a material adverse impact on the Company's business, operating results, financial condition and cash flow.

    While the Company intends to offer alternate market services over its private, internal network, some of those services may include the use of the Company's network for private carrier service offerings. The Company's offerings would be structured to comply with FCC rules governing the offering of private carrier services, and each such service offering would need to be reviewed relative to these rules. The FCC's rules currently prohibit the use of the MAS frequencies on which the Company is operating its systems for the provision of common carrier service offerings. In the event that it is determined that a particular service offering does not comply with the rules, the Company may be required to restructure such offering or to utilize other frequencies for the purpose of providing such service. There can be no assurances that the Company will gain access to such other frequencies. Future interpretation of regulations by the FCC or changes in the regulation of the Company's industry by the FCC or other regulatory bodies or legislation by Congress could have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

    In February 1997, the FCC published for public comment a Notice of Proposed Rule Making in WT Docket No. 97-81 regarding the future licensing of frequencies for use by Multiple Address Systems. The FCC has reached certain tentative conclusions which, if adopted without any change, would result in (i) the restriction on future licenses in the 928/952/956 MHz band (in which the Company now operates its wide area network) for systems exclusively used for private internal purposes, and the prohibition on future licensing in this band for systems which provide "subscriber-based" services, (ii) the designation of the 932/941 and 928/959 MHz bands for licensees offering subscriber-based services,
(iii) the use of geographic licensing (using very large licensed service areas) in lieu of site-by-site licensing for the bands designated for subscriber-based services, (iv) the use of competitive bidding to award licenses for subscriber-based services, (v) the grandfathering and protection from interference of existing licensees, but only to the extent of their current service areas, (vi) with respect to new geographic service area licensees, liberalizing the time periods by which construction must be completed, but imposing more burdensome construction requirements over the term of the license, and (vii) for incumbent and new licensees, liberalizing some of the technical and operational restrictions on the use of the licensed channels.

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

    The Company is currently working with a coalition of interested parties, including representatives of the utility and transportation industries, to attempt to develop a compromise consensus proposal that would satisfy most of the interested parties' concerns for presentation to the FCC in this proceeding. However, the Company is unable to predict whether such a compromise can be developed, or if it is developed, whether the FCC will view it favorably, and if not, what form the final rules adopted in this proceeding will take. Given the current proposal and the variety of comments submitted, it is possible that some or all of the Company's uses of the MAS channels could be determined to be the offering of private carrier or subscriber-based services, and that future licenses for such offerings would be prohibited in the 928/952 MHz band in which the Company currently operates, requiring the Company to develop equipment capable of operating in one of the other MAS bands, and further requiring the Company to obtain future licenses in a competitive bidding process. Although the Company believes that additional licensed frequency will be generally available to it as required, the cost associated with acquiring such licensed frequency as well as the Company's operating costs could increase, perhaps substantially, and the Company could experience substantial delays in adapting its networks if the proposed rules were adopted. The adoption of new rules, depending upon the form in which such rules are adopted, could have a material adverse effect upon the Company's business, operating results, financial condition and cash flow.

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

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

    The Company plans to expand into international markets and has begun initial marketing efforts. The Company does not anticipate that it will have any material international operations for at least the next twelve months. The Company has incurred, and anticipates that it will continue to incur, significant and increasing expenses in connection with the establishment of international operations. If revenues generated by international activities are not adequate to offset the expense of establishing and maintaining these activities, the Company's business, operating results, financial condition and cash flow could be materially adversely affected. International demand for the Company's services and systems is expected to vary by country, based on such factors as the regulatory environment, electric power generating capacity and demand, labor costs, costs of spectrum acquisition and other political and economic conditions. To date, the Company has little experience in developing a localized version of its wireless data communications system for foreign markets. The Company believes its ability to establish business alliances in each international market will be critical to its success. There can be no assurance that the Company will be able to successfully develop, market and implement its system in international markets or establish successful business alliances for these markets. In addition, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, any of which could adversely impact the Company's potential international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on its business, operating results, financial condition and cash flow.

    The Company's strategy is to pursue international markets through a joint venture with Bechtel Enterprises, Inc. which could involve additional partners in local operating project entities in particular countries. The Company may not have a majority interest or control of the board of directors of any such local operating project entity. In any such joint venture in which the Company may determine to participate, there is a risk that the other joint venture partner may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or the Company or that such partner will not impose the same or similar accounting and financial controls as the Company. The risk is also present that a joint venture partner may be unable to meet its economic or other obligations and that the Company may be required to fulfill those obligations. In addition, in any joint venture in which the

Company does not have a majority interest, the Company may not have control over the operations or assets of such joint venture. Furthermore, the joint venture structure may limit the amount of funds that can be upstreamed to the Company.

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL

    The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand and manage its employee base. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that its systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to exploit opportunities for the Company's services. An inability to manage growth, if any, could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

    The success of the Company is substantially dependent on its key management and technical personnel, the loss of one or more of whom could adversely affect the Company's business. Substantially all of the Company's employees and officers are employed on an at-will basis. Presently, the Company does not maintain a "key man" life insurance policy on any of its executives or employees. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract or retain highly qualified technical and managerial personnel in the future. An inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

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

    In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota, alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys' fees and injunctive relief. The Company believes, based on information currently known, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

    Although the Company has been granted federal registration of its "CellNet" trademark, another company has filed a petition for cancellation in an attempt to challenge such registration which, if successful, would mean the Company could lose its registration and be required to adopt a new trademark and possibly a new or modified corporate name. CellNet could encounter similar challenges to its trademark and corporate name in the future. While the requirement to adopt a new trademark or new or modified corporate name could involve a significant expense and could result in the loss of any goodwill and name recognition associated with the Company's current trademark and corporate name, the Company does not believe this would have a long-term material adverse impact on the Company's business, operating results, financial condition and cash flow.

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

    A significant number of new electric meters are required to initiate meter retrofit and replacement in connection with each network deployment and to replace existing meters in the field which are found to be obsolete, worn out or otherwise unsuitable for retrofit and redeployment. Any sudden or material increase in the number of deployments would result in an increase in the number of new electric meters ordered by electric utilities and new power market participants over and above those ordered on account of normal growth and replacement within their service areas. To the extent that electric meter manufacturers are unable or unwilling to increase production in line with such increase in demand, temporarily or over a longer term, deployments may be delayed or postponed, with the result that revenues from such deployments will be likewise delayed or postponed.

POSSIBLE TERMINATION OF CONTRACTS

    The Company expects that a substantial portion of its future revenues will be provided pursuant to services contracts. These contracts will generally be subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on CellNet's part to meet agreed NMR performance standards on a consistent basis over agreed time periods, subject to certain rights to cure any such failure. Each of the Company's existing utility services contracts provides for termination of such contracts by the respective utility without cause in less than ten years, subject to certain reimbursement provisions. Such contracts also provide that CellNet will be required to compensate such utilities for the use of its system for non-utility applications. Future services contracts with utilities and new power market participants may contain similar provisions. In the event that such a services contract is terminated, the Company would incur substantial losses. In addition, the Company anticipates that any contracts with new power market participants will have shorter terms than the Company's existing utility contracts. A network's service revenues are not expected to exceed the Company's capital investments to deploy such network for several years. Termination or cancellation of one or more services contracts would have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

SHAREHOLDERS' AGREEMENT

    Under the terms of a Shareholders' Agreement among the Company and certain stockholders of the Company (the "Shareholders' Agreement"), so long as certain parties to the Shareholders' Agreement continue to hold not less than 700,000 shares of Common Stock (as such number is adjusted for stock splits, consolidations or other similar events), the Company is obligated to nominate for election representatives of certain stockholders as directors at each meeting of the Company's stockholders at which a vote for directors will be taken. The effect of the Shareholders' Agreement is to give certain stockholders greater influence over the management of the Company than they would otherwise have and to provide certain stockholders with, among other things, certain registration, first refusal, co-sale and other rights.

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

LITIGATION

    In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. The Company believes, based on its current information, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

    On October 31, 1996, a complaint, SETTLE V. SEIDL, ET AL. No. 398464, was filed in the Superior Court of California for the County of San Mateo against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering. The complaint, which is a purported class action filed on behalf of those purchasing the Company's stock from the period beginning on September 26, 1996 and ending on October 31, 1996, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. On November 8 and 13, 1996, two additional complaints, KAREN ZULLY V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398551 and HOWARD FIENMAN AND GERALD SAPSOWITZ V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398560, were filed in the Superior Court of California for the County of San Mateo. These cases are essentially similar in nature to the SETTLE case. The Court has ordered consolidation of the SETTLE and ZULLY actions. The Fienman action was voluntarily dismissed with prejudice. The Company believes that the allegations in these complaints are without merit and intends to defend the actions vigorously. The Company has filed demurrers seeking dismissal of these complaints. The motions were assigned by the Court to a special master, who recommended that the cases be dismissed with prejudice. Plaintiffs have objected to the special master's recommendation, which is currently under submission before the Court. In the Company's opinion, the ultimate outcome of these lawsuits is not expected to have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

    In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electronic meter reading Encoder Receiver Transmitter ("ERT-Registered Trademark-") device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not Applicable.

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

    In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. The Company believes, based on its current information, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

    On October 31, 1996, a complaint, SETTLE V. SEIDL, ET AL. No. 398464, was filed in the Superior Court of California for the County of San Mateo against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering. The complaint, which is a purported class action filed on behalf of those purchasing the Company's stock from the period beginning on September 26, 1996 and ending on October 31, 1996, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. On November 8 and 13, 1996, two additional complaints, KAREN ZULLY V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398551 and HOWARD FIENMAN AND GERALD SAPSOWITZ V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398560, were filed in the Superior Court of California for the County of San Mateo. These cases are essentially similar in nature to the SETTLE case. The Court has ordered consolidation of the SETTLE and ZULLY actions. The Fienman action was voluntarily dismissed with prejudice. The Company believes that the allegations in these complaints are without merit and intends to defend the actions vigorously. The Company has filed demurrers seeking dismissal of these complaints. The motions were assigned by the Court to a special master, who recommended that the cases be dismissed with prejudice. Plaintiffs have objected to the special master's recommendation, which is currently under submission before the Court. In the Company's opinion, the ultimate outcome of these lawsuits is not expected to have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

    In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its ERT-Registered Trademark- device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On September 29, 1997, the Company raised $100.3 million in gross proceeds from the sale and issuance of the 1997 Notes and 1997 Warrants. All holders of outstanding 1995 Notes tendered and exchanged their 1995 Notes for 1997 Notes having an initial accreted value of $231.0 million. The 1997 Warrants to purchase 8,942,517 shares of the Company's Common Stock with an exercise price of $14.30 per share were attached to the 1997 Notes. The 1997 Notes were issued at an initial accreted value of $332.3 million and will fully accrete to face value of $654.1 million on October 1, 2002. From and after October 1, 2002, the 1997 Notes will bear interest at an annual rate of 14% payable each April 1 and October 1, commencing April 1, 2003.

    The Initial Purchasers of the 1997 Notes were Morgan Stanley & Co. Incorporated and Donaldson, Lufkin, Jenrette Securities Corporation. The Company relied on the exemption set forth in Section 4(2) of the Securities Act for the sale of the 1997 Notes to the Initial Purchasers. The Initial Purchasers resold the 1997 Notes to qualified institutional buyers under Rule 144A under the Securities Act and to a limited number of other institutional "accredited investors" as defined in Rule 501 of the Securities Act and outside the United States to non-U.S. persons in reliance under Regulation S under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

   EXHIBIT
   NUMBER      DESCRIPTION
-------------  -------------------------------------------------------------------------
       27.1    Financial Data Schedule

    (b) Reports on Form 8-K

    There have been no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CELLNET DATA SYSTEMS, INC.

Date:  November 13, 1997        By:              /s/ PAUL G. MANCA
                                     -----------------------------------------
                                                   Paul G. Manca
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER      DESCRIPTION                                                                                          PAGE
-------------  ------------------------------------------------------------------------------------------------     -----
       27.1    Financial Data Schedule.........................................................................