Form 10-K
period 1997-12-31
CELLNET DATA SYSTEMS INC
filed 1998-03-09
CIK 805956

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark         [X]     Annual Report pursuant to Section 13 or 15(d) of the Securities
One)                  Exchange Act of 1934 for the fiscal year ended December 31, 1997

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

125 Shoreway Road, San Carlos, California 94070 (Address of principal executive offices)
       Registrant's telephone number, including area code: (650) 508-6000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 27, 1998 was approximately $256,364,351 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 27, 1998 registrant had outstanding 41,896,797 shares of Common
Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after December 31, 1997.

-----------------------------------------------------------------------------------------------

                                                                                           PAGE
-----------------------------------------------------------------------------------------------

PART I

    Item 1.        Business                                                                  3

    Item 2.        Properties                                                               22

    Item 3.        Legal Proceedings                                                        22

    Item 4.        Submission of Matters to a Vote of Security Holders                      23
-----------------------------------------------------------------------------------------------

PART II

    Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters    24

    Item 6.        Selected Consolidated Financial Data                                     24

    Item 7.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                  26

    Item 7A.       Quantitative and Qualitative Disclosures about Market Risk               47

    Item 8.        Financial Statements and Supplementary Data                              48

    Item 9.        Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure                                                   66
-----------------------------------------------------------------------------------------------

PART III

    Item 10.       Directors and Executive Officers of the Registrant                       67

    Item 11.       Executive Compensation                                                   67

    Item 12.       Security Ownership of Certain Beneficial Owners and Management           67

    Item 13.       Certain Relationships and Related Transactions.                          67
-----------------------------------------------------------------------------------------------

PART IV

    Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.         68
-----------------------------------------------------------------------------------------------

SIGNATURES                                                                                  71
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

GENERAL

CellNet has designed, developed and is now commercially deploying in scale innovative wireless data communications networks which provide high-volume, low-cost, real-time data collection services, capable of monitoring millions of fixed endpoints. The primary application of the Company's network is the provision of commercial, industrial and residential network meter reading ("NMR") services to electric, gas and water suppliers. These services position the Company to benefit from the deregulation of the electric utility industry. As of December 31, 1997, the Company had approximately 3,365,000 meters under long-term contracts, of which a total of approximately 774,000 meters were generating revenues ("in revenue service") for the Company. CellNet also currently provides certain network distribution automation services to electric utility customers including monitoring and control of power distribution equipment. The CellNet network uses radio devices fitted to existing utility meters to read and report data from each meter every few minutes. Through extremely efficient use of radio frequency spectrum, the CellNet network has substantial additional capacity to service non-utility applications that require low-cost monitoring of fixed endpoints, such as home security and remote status monitoring of vending machines and office equipment.

CellNet believes it has a first-to-market opportunity to offer wireless data communications services on a broad commercial scale for utility and selected non-utility applications. CellNet's network is distinguished by the following advantages:

    - sufficiently low infrastructure and operating costs to permit cost effective utility meter reading and other fixed point monitoring applications;

    - highly efficient use of spectrum -- the equivalent of approximately a single voice channel is needed to operate a network;

    - specifically designed proprietary software to manage real-time data collection from millions of endpoints; and

    - open systems architecture designed to allow new applications to be added to the CellNet system.

The electric utility industry is undergoing a fundamental and broad-based transition. The traditional utility structure, consisting of a vertically integrated system operating as a natural monopoly with rates set in relation to cost, has historically presented utilities with little incentive to improve service quality or operating efficiency. Similar to the regulatory evolution that has already taken place in the transportation and telecommunications industries, customer demands and regulatory mandates by federal and state governments are opening the electric utility market to competition, thus forcing electric utilities to transform themselves from regulated monopolies into competitive

                                   3 CELLNET
enterprises. While regulatory initiatives vary from state to state, many involve a shift from rate-of-return ratemaking, in which a utility's rates are determined by its return on assets, to performance-based ratemaking, in which a utility's rates and profitability are based upon its cost, efficiency and service quality.

With deregulation of the electric utility industry underway, established utilities are under increasing regulatory, consumer and competitive pressures. The changing regulatory environment means that new power market participants (such as power marketers, brokers and aggregators, systems operators, power exchanges, and scheduling coordinators) will be seeking viable strategies to enter a market traditionally dominated by established utilities. The Company believes its NMR services offer a state-of-the-art solution to the demands created by the increased regulatory and competitive pressures within the energy service industry. CellNet's proven, efficient, low-cost, scaleable NMR service enables both established electric and gas utilities and new power market participants (collectively "energy service providers") to implement time-of-use pricing plans, peak demand monitoring, load forecasting activities, real-time responses to billing inquiries and power outage detection, on-demand meter reads, customized billing functions, and customer access to consumption, rate and billing information. CellNet's system allows energy service providers to respond effectively to regulatory changes, reduce costs and enhance their operating efficiencies, defer capital spending and implement customer retention plans for established electric utilities and facilitate market entrance by new power market participants. See "-- Changes in the Electric Utility Industry" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

The Company is actively targeting the largest Metropolitan Statistical Areas ("MSAs") and Consolidated Metropolitan Statistical Areas ("CMSAs"), which together represent a majority of the approximately 230 million electric, gas and water meters in the United States, and other areas of high population density, state-by-state, as deregulation becomes effective. The Company believes that energy service providers operating in or entering these densely populated areas will be most affected by increasing competitive and regulatory pressures. These pressures will likely prompt established utilities to improve their efficiency and service levels, and the Company believes that its network and services would facilitate this improvement. However, the utility industry has generally been characterized by long purchasing cycles and cautious decision making. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established electric and gas utilities, the Company believes that actual implementation of utility deregulation has begun to accelerate purchasing decisions by established utilities. See "Risk Factors That May Affect Future Operating Performance -- Dependence on and Uncertainty of Market Acceptance." The Company is evaluating new opportunities arising from deregulation. CellNet's open architecture is designed for deployment strategies focused either on established utilities or new power market participants, or both, without requiring significant modifications to the network system. See "Business Strategy."

The Company has existing long-term contracts to provide NMR services to Kansas City Power & Light Company ("KCPL") for approximately 420,000 meters, Union Electric Company ("UE") for approximately 800,000 meters, Northern States Power Company ("NSP") for approximately 1,000,000 meters, Pacific Gas & Electric Company ("PG&E") for approximately 30,000 meters, Puget Sound Energy, Inc. ("PSE") for approximately 700,000 meters and Indianapolis Power & Light Company ("IP&L") for approximately 415,000 meters. Of the 3,365,000 meters covered under these contracts, approximately 774,000 meters were in revenue service as of December 31, 1997. Each of these contracts stem from the Company's "saturation deployment" strategy for providing NMR services to existing utilities. Under this strategy, the Company builds out a network to cover every meter in a utility's designated service area. The strategy allows coverage of all of the energy consumers in those service areas. To implement the strategy, the Company builds out its wide area network ("WAN") and local area network ("LAN")

                                   4 CELLNET
concurrently. The network begins generating revenue as meters come on-line, and new meters can be added incrementally. The Company has on-going discussions concerning additional contracts of a similar kind with other utilities in the United States.

The Company also has contracts with energy service providers, including Energy Pacific, New West Energy, The Montana Power Group and DukeSolutions, for the provision of NMR services in California for a majority of their respective California clients as those clients are obtained and served in California's deregulated energy market. The Company expects to enter into similar arrangements with additional energy service providers and other power market participants both in California and in other states where deregulated markets open up further opportunities for the deployment of the Company's networks. Each of these contracts stem from the Company's alternative "broad deployment" strategy, which is a slight variation of the Company's saturation deployment strategy outlined above. Under the Company's broad deployment strategy, the Company first deploys its WAN in service areas where the largest consumers of energy are located and where energy consumers and other power market participants are most likely to value the Company's services and/or to concentrate their marketing efforts. As contracts for the provision of NMR services are obtained, the Company builds out its LAN on an incremental basis as necessary to service those customers or for advanced coverage of certain areas. Broad deployment offers energy service providers who lack the established utilities' designated geographical customer bases the flexibility to build as they grow or to pursue particular market niches. It also offers established utilities, which are not yet prepared to commit resources to a long-term saturation deployment project, the opportunity to cover a portion of their customers initially and to increase coverage in their service areas over time, potentially to all of their meters.

By using networks deployed under either strategy, the Company is also able to offer NMR information metering services directly to energy consumers, to the extent that the information provided by such services is not being made available to them by their own utility or energy service provider, and to offer sub-metering NMR services to industrial and commercial customers who desire to monitor the energy consumption of particular heating ventilation and air conditioning ("HVAC") system components, individual manufacturing processes or pieces of equipment, individual departments, etc.

The Company believes its spectrum-efficient networks will have substantial excess capacity to service non-utility applications requiring low-cost monitoring of fixed endpoints. Potential non-utility applications of the Company's systems include home security, remote status monitoring of vending machines, office equipment, parking meters and other equipment, and remote control of traffic lights. The Company is working with industry leaders such as Honeywell, Inc., Real Time Data, Inc., and Interactive Technologies, Inc. to develop such applications. The Company believes that its utility networks will provide an excellent platform to position the Company as a leading wholesale provider of wireless data communications services for such non-utility applications.

The Company believes that a significant international market also exists for its services with several hundred million electric, gas and water meters outside of the United States and comparable opportunities for non-utility applications. The Company is pursuing international markets through a joint venture with Bechtel Enterprises, Inc. ("BEn"). The joint venture, BCN Data Systems L.L.C. ("BCN"), has concentrated its initial efforts on entering the market in the United Kingdom and is also considering opportunities in Australia and elsewhere. See "Business Strategy -- Pursue International Expansion."

CHANGES IN THE ELECTRIC UTILITY INDUSTRY

The electric utility industry is undergoing a fundamental and broad-based transition. The traditional utility structure, consisting of a vertically integrated system operating as a natural monopoly with rates set in relation to cost, has

                                   5 CELLNET
historically presented utilities with little incentive to improve service quality or operating efficiency. Similar to the regulatory evolution that has already taken place in the transportation and telecommunications industries, customer demands and regulatory mandates by federal and state governments are opening the electric utility market to competition, thus forcing electric utilities to transform themselves from regulated monopolies into competitive enterprises. While regulatory initiatives vary from state to state, many involve a shift from rate-of-return rate making, in which an electric utility's rates are determined by its return on assets, to performance-based rate making, in which an electric utility's rates and profitability are based upon its cost, efficiency and service quality. The gas utility industry has already been transformed as a result of competition. Today, commercial and industrial customers can negotiate to purchase gas directly from producers or brokers, while utilities are required to provide transportation of such gas to customers' facilities.

The restructuring of the electric utility industry is underway. In recent months, several major electric utilities have entered into merger agreements and other consolidation transactions in connection with this restructuring. The restructuring has also focused on opening the electric power production industry, in certain markets, to full competition in the next few years, and ultimately providing customers access to multiple suppliers. Federal legislation, such as the National Energy Policy Act of 1992 (the "EP Act"), has opened utility transmission lines to independent power producers in an effort to increase competition in the wholesale electric power generation market. As a result, the construction of cogeneration facilities and independent power production facilities has been increasing, creating lower cost alternatives for large commercial and industrial customers. The EP Act authorized the Federal Energy Regulatory Commission ("FERC") to mandate utilities to transport and deliver, or "wheel" energy for the supply of bulk power to wholesale, but not retail, customers. In order to facilitate the transition to increased competition in the wholesale power markets made possible by the EP Act, in April 1996 FERC issued its final rules that require utilities to (i) establish open access to all wholesale sellers and buyers, (ii) offer power transmission service comparable to what they provide themselves, and (iii) take power transmission service under the same tariffs offered to other buyers and sellers.

Under the EP Act, individual states have the sole authority to mandate the wheeling of electric power to retail customers. As a result, sixteen states (Arizona, California, Illinois, Maine, Maryland, Massachusetts, Michigan, Montana, Nevada, New Hampshire, New Jersey, New York, Oklahoma, Pennsylvania, Rhode Island and Vermont) now have legislation or final commission orders to mandate retail wheeling and nearly all of the other states are in various stages of considering the implementation of retail wheeling and unbundling, both at legislative and regulatory levels. Arizona, California, Maine and New Hampshire are also requiring utilities to "unbundle," or offer as separate services, metering, billing and collection, and three more states have announced their intention to require unbundling. Unbundling implies that a third party, such as a new market participant, would be free to own the electric meter that measures usage and attaches to a commercial, industrial or residential customer's premises. The traditional owner of the meter has been the electric utility which has also had a monopoly in providing metering, billing, and collection services. In California, the state which has to date advanced the furthest in the deregulation process, the California Public Utility Commission (the "CPUC") has mandated competitive retail wheeling and unbundling effective April 1, 1998 for large commercial and industrial customers and unbundling for all remaining customers effective January 1, 1999. Competitive retail wheeling will involve direct access, or the customer's ability to choose among energy service providers. The CPUC has also mandated hourly time-of-use metering capability for customers requiring more than 20 kW of power and customers choosing direct access.

The changing regulatory environment means that new power market participants will be entering into a market traditionally dominated by established utilities. To date, more than 250 parties have registered with the CPUC as Registered Energy Service Providers to provide electric services in California commencing April 1, 1998. The

                                   6 CELLNET
established utilities will each be focusing on retaining and increasing its market share in the wake of competition. Both new power market participants and established utilities will be striving to optimize their offerings and to distinguish themselves in the market. CellNet is well positioned to offer competitive advantages to all energy service providers, whether established utilities or new power market participants, using its existing technology. The CellNet network has demonstrated capabilities in providing cost-efficient, reliable, real-time data to established utilities. The same capabilities will enable energy service providers to meet regulatory metering and forecasting requirements, offer superior, competitively-priced services, collect customer information and diversify by adding additional applications as available. CellNet's open architecture will lend itself readily to deployment strategies focused either on established utilities or new power market participants, or both, without requiring modifications to the network system.

The Company believes that competition will require recordation of electric power consumption data more frequently than is presently customary through a much wider use of daily, hourly and possibly even more frequent meter readings. In fact, hourly meter reading has already been mandated for certain classes of customers in California when deregulation takes effect. Other deregulating states are likely to follow. The Company believes that the Company's meter reading technology, or meter reading technology similar to it, will be needed to satisfy these requirements.

THE CELLNET SOLUTION

CellNet has designed, developed and is now commercially deploying in scale the first wireless data communications network designed to provide high-volume real-time status and event monitoring of up to several million endpoints. Since the primary application of the network is to provide NMR services, the network has been designed to meet the energy service industry's cost requirements, information needs and rigorous design specifications. CellNet's network uses radio transmitters fitted to existing meters to read and report data from each meter every few minutes. CellNet uses inexpensive radio devices and proprietary software in its networks, deploys certain network components on utility power poles or, where necessary, on buildings or other structures, and requires minimal frequency spectrum to operate its system.

CellNet's system enables energy service providers to better serve their customers by offering enhanced services such as:

    - time-of-use and demand energy rates;

    - real-time response to billing inquiries;

    - real-time power outage detection, location and notification;

    - remote verification of "power on" and outage restoration;

    - on-demand meter reads;

    - customer-selected billing dates and consolidated, multi-location billing;

    - automatic move-in/move-out meter reading;

    - distribution automation; and

    - access to consumption, rate and billing information via the Internet.

                                   7 CELLNET

In light of the changing regulatory environment and resulting competition for customers, many established utilities will be motivated to retain and increase their market shares, while new power market participants will seek to capture market share in the post-deregulation retail market. CellNet's system will allow established utilities and new power market participants to respond effectively to regulatory changes and enhance their performance in the competitive markets. CellNet's system will facilitate accomplishment of established utilities' and new power market participants' strategic objectives as follows:

PROVIDE RETAIL MARKET INFORMATION. Established utilities and new power market participants will seek to implement information systems capable of supporting new functions, including collecting and exchanging data for billing, load forecasting and retail settlements. One likely result will be a large increase in the need for the retrieval and management of high volumes of metering data, including hourly consumption measurement for retail settlement (prices will be set hourly in regional power pools). Another likely result will be the need for rapid retrieval of metering data -- hourly or daily in contrast to today's monthly schedule for meter reading -- to support forecasting and settlement.

ENHANCE INFORMATION SYSTEMS. To implement time-of-use pricing and other customer-oriented pricing plans, real-time power outage detection and other services that may be required by deregulation or necessary to maintain market share, energy service providers will demand extremely accurate and timely data regarding energy consumption by customers. For example, the CPUC has required at least hourly meter-reading capacity for each customer requiring more than 20 kW of power. The manual meter reading process, even as automated to a limited degree through the use of hand-held and drive-by AMR equipment, does not meet these criteria. The consumption data collected by AMR is typically transmitted to the utility's information system on a monthly basis. Such periodic meter readings do not provide the necessary data to implement these regulatory and competitive initiatives.

RESPOND TO REGULATORY INITIATIVES. If retail wheeling is adopted, consumers will contract to buy electricity from specific energy service providers, but all such energy service providers will supply electricity to a designated local electrical network, which will then distribute power to all local consumers. The monthly meter reading historically used by traditional utilities may allow energy service providers to determine aggregate usage, but not to determine time of use. Time-of-use data is a critical requirement of retail wheeling, since the cost of power to energy service providers will be determined by hourly spot prices. By providing real-time data on each consumer's power usage, CellNet enables utilities to implement retail wheeling without incurring costs of $150-$200 or more at each service endpoint to install individual time-of-use meters across their territories.

ACQUIRE AND RETAIN CUSTOMERS. In addition to price-based competition, energy service providers will seek to differentiate their services to the market. The CellNet system's ability to integrate with customer service systems and platforms will enable the addition of value-added services, enabling non-price based competition through enhanced product offerings, including new pricing options, selectable bill dates, outage monitoring, end-use energy information through the Internet, customized billing plans, remote move-in/move-out meter reading, multi-location bill consolidation and other innovations. The information available through the CellNet data collection services will also allow its users to profile their customers, thus gaining valuable marketing insights, which will facilitate development of promotions, service plans and other programs designed to attract and retain customers.

ELIMINATE MANUAL METER READING. Many utilities have already focused on the inefficiencies of the traditional once-a-month drive-by or walk-by meter reading process. In addition to the direct expense of monthly meter reading, manual processes create significant indirect expenses. These expenses include responding to customer billing service inquiries and complaints, meter reading errors, missed meter reads, special appointment meter reads to determine and correct errors, and service calls to discontinue and to initiate service. Through automation,

                                   8 CELLNET

CellNet's wireless data network helps utilities to reduce both direct and indirect operating costs associated with meter reading.

OFFER LOWEST-COST NETWORK SYSTEM. The CellNet system offers the lowest-cost, most frequency-efficient network available, which will enable energy service providers to manage their energy trading costs better and pass savings on to their customers. The CellNet system will provide time-of-use metering in scale, even to small customers, at costs which the Company believes to be the lowest available. A new power market participant's ability to penetrate the energy supply market, and an established utility's ability to maintain its market share, will depend in part on their ability to offer competitively-priced services. By allowing CellNet to build and maintain the wireless network, energy service providers also avoid both the technological risk and capital outlay of developing and deploying NMR systems.

ENHANCE OPERATING EFFICIENCIES THROUGH AUTOMATION. CellNet's network enables distribution automation capabilities which include monitoring and control of power distribution equipment as well as meters. Using the CellNet network, energy service providers can manage many aspects of the delivery of electricity, including the ability to detect power outages, monitor and control circuit breakers, monitor the load on transformers, control circuits to isolate faults on feeder power lines, and switch automatically among capacitor banks to produce constant voltage levels. As a result, problems may be detected earlier and solved more quickly, operations may become more reliable and service fleets may be more efficiently deployed and dispatched as outages can be more readily pinpointed within the utility's service territory. Increased automation and improved information processing will also aid in detection of energy theft, which is currently estimated to cost utilities many millions of dollars each year.

REDUCE PEAK DEMAND COSTS WITH TIME-OF-USE DATA. Established utilities have historically built plant capacity to meet the anticipated peak demand for energy on a daily and seasonal basis, requiring an excess capacity margin to respond to extraordinary demand peaks caused by extreme weather conditions. Power plant expansions are costly and investments in such capacity may not be fully compensated by rate making authorities. Reducing peak demand would allow utilities to defer or avoid additional plant construction or costly peak power generation with standby power generating facilities. However, unlike phone companies, which currently offer time-of-use rates to discourage consumption during peak periods, energy service providers have generally been unable to implement time-of-use plans for any but their largest customers due to inadequate real-time information about customer power usage. CellNet's NMR services will enable utilities to adopt time-of-use billing plans, which can be used to motivate consumers to shift discretionary consumption to off-peak periods.

PROVIDE POST-DEREGULATION MARKET OPPORTUNITIES. With deregulation creating new market opportunities, new power market participants will aggressively pursue first-to-market opportunities, particularly in light of the perception that the highest-value customers will be among the first to respond to the choices made available by deregulation. CellNet offers an NMR system with demonstrated capability of providing real-time data collection. As a result, CellNet's system will enable new power market participants to offer prompt implementation of state-of-the-art metering-based service rate plans.

For established utilities and new power market participants, CellNet alone supports each of the basic objectives.

BUSINESS STRATEGY

The Company intends to deploy and operate a series of wireless data communications networks and to earn recurring revenues by providing NMR services to energy service providers and other customers by using the network to support a variety of non-utility applications. Principal elements of CellNet's strategy are (i) to focus on

                                   9 CELLNET
power supply markets, (ii) to promote development of non-utility applications,
(iii) to form strategic relationships, (iv) to pursue international expansion, and (v) to outsource a substantial portion of its manufacturing and installation activities. The Company is also focusing increasingly on licensing its technology to leading manufacturers in key industries, to ensure development of compatible products. See "-- Form Strategic Relationships."

FOCUS ON POWER SUPPLY MARKETS

The Company is initially targeting the largest MSAs, which represent a majority of the approximately 230 million electric, gas and water meters in the United States and other areas of high population density, state-by-state, as deregulation becomes effective. The Company believes that energy service providers operating in or entering these densely populated areas will be the most likely affected by increased consumer competitive and regulatory pressures, and as such, will have the greatest need to adopt NMR. These MSAs also offer the greatest potential markets for non-utility applications. The Company is also pursuing selected energy service providers outside of the largest MSAs.

PROMOTE DEVELOPMENT OF NON-UTILITY APPLICATIONS

Through the efficient use of spectrum, each CellNet network is designed to have the capacity, after serving all of a utility's NMR and distribution automation requirements, to support non-utility services that would benefit from the availability of a low-cost wireless network. Under broad deployment, the Company expects to have significantly enhanced opportunities to implement non-utility applications, because the Company's networks will be available in a substantially greater number of high population density centers. The Company is working with leading manufacturers and application developers in order to promote the development of products and services capable of using the CellNet networks. Potential applications include the following:

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

Wireless home security systems are an example of an existing application that might achieve greater market penetration if equipment and service costs were reduced by using a CellNet network. CellNet is working with Interactive Technologies, Inc. ("ITI"), a leading provider of wireless home security systems, to develop an affordable security system that would communicate over a CellNet network. A preliminary field trial is presently being conducted.

Remote monitoring of vending machines would substantially reduce the cost of servicing those machines. Real Time Data, Inc. ("RTD") has developed a vending machine monitoring device which tracks product sales and inventory. RTD and the Company have been working together to integrate RTD's devices with the Company's networks and have a commercial field trial currently underway.

Energy management and home automation services can be enabled by CellNet's networks as well. CellNet and Honeywell, Inc. ("Honeywell") have jointly designed a system consisting of a "thermostat-like" panel which allows consumers to use electricity more efficiently by programming appliances, such as the heating, ventilation and air

                                   10 CELLNET
conditioning (HVAC) system and hot water heater. Devices within the home would communicate with one another over existing electrical wiring using power line carrier (PLC) technology, CellNet's two-way wireless data network would provide the connection between the home and a utility to deliver pricing signals, home management services, and public information, and to send customer messages and device status signals back to the utility. CellNet and Honeywell are undertaking a pilot program to deploy this system in the first quarter of 1998 at residences in St. Louis to help refine the system design and further gauge consumer demand.

FORM STRATEGIC RELATIONSHIPS

The Company is forming strategic relationships with leading companies and certain utilities to promote the development and joint marketing of complementary products or services for utility applications and the development of non-utility applications whose traffic would be carried on CellNet networks. CellNet is currently working with the following leading companies:

BADGER METER, INC. ("BADGER"). The Company has entered into an agreement with Badger, a leading marketer and manufacturer of products using flow measurement and control technology to serve industrial and utility markets worldwide, providing for incorporation of the Company's patented radio technology into Badger's water meter reading technology product lines and to provide technical assistance to Badger to build radio technology compatible with the Company's NMR systems into future products.

BEN. The Company has entered into a joint venture with BEn to pursue international opportunities. See "-- Pursue International Expansion."

CONNEXT, INC. ("CONNEXT"). The Company has entered into a joint marketing agreement with ConnexT, a subsidiary of Puget which provides network-based application services to utility companies, whereby the parties agree to assist each other in marketing their respective products and services to both companies' existing and prospective utility customers.

GENERAL ELECTRIC ("GE"). GE and the Company have entered into a non-binding memorandum of understanding ("MOU") to jointly market to utilities, on a non-exclusive basis, automated NMR solutions that incorporate both parties' products. GE has installed CellNet radio devices on new GE meters on a trial basis.

HONEYWELL. Honeywell has entered into a non-binding MOU with the Company relating to the creation of "smart communicating thermostats" that would serve as the key elements in a home-based energy management system. The parties also plan to collaborate on identifying other in-home automation products that could leverage Honeywell's extensive line of environmental control products with CellNet's wireless technology.

ITI. The Company has entered into an agreement with ITI, a leading provider of wireless, in-home security systems, to develop moderately-priced security systems based on ITI's existing security devices and CellNet's wireless technology.

LANDIS & GYR ("L&G"). The Company and L&G have agreed to a joint project whereby L&G will incorporate the Company's data communications technology into its recently released Altimus-TM- electricity metering system, the first solid state residential metering system designed for domestic energy service providers.

METRETEK, INC. ("METRETEK")/MARCUM NATURAL GAS SERVICES, INC. The Company is working with Metretek, a subsidiary of Marcum Natural Gas Services, Inc., to develop a combination of wireless and telephone-based services for the gas utility industry. Metretek's telephone-based data collection and management software is

                                   11 CELLNET
intended to be integrated into the Company's wireless data communications system, enabling the Company to provide multi-technology NMR services, allowing gas utilities to reach a larger percentage of their customers. Additionally, the Company's wireless data communications technology is intended to be incorporated into Metretek's new and existing products, enabling data collected from industrial, commercial and residential gas meters, volume correctors and other Metretek products to be communicated over CellNet's wireless networks.

PROCESS SYSTEMS ("PSI"), SIEMENS ENERGY AND AUTOMATION, INC. / SIEMENS MEASUREMENTS LTD. The Company is working with PSI, a Siemens business unit, to integrate PSI's Energy Analyzer Plus software for collecting data over the public switched telephone network ("PSTN") from a variety of high-end electric and gas meters with the CellNet system, so as to enable the Company to offer multi-technology NMR services. The Company and BCN are also working with Siemens Measurements in the United Kingdom to license CellNet's radio technology to communicate over CellNet's networks.

RTD. As described above, RTD, a developer of remote vending machine monitoring systems, has entered into an agreement with the Company to integrate its vending machine monitoring system with the Company's wireless network technology.

SCHLUMBERGER. The Company has entered into an agreement with Schlumberger, an international, worldwide leader in oil field services, measurement and systems and telecommunications, to license to Schlumberger the Company's proprietary radio technology for use in Schlumberger's electric, gas and water meter product lines.

PURSUE INTERNATIONAL EXPANSION

With several hundred million utility meters located outside of the United States and with comparable opportunities to use the CellNet system for utility and non-utility applications, the international market offers significant additional opportunities for the Company.

The Company and BEn have formed BCN as an international joint venture in order to take advantage of these opportunities. BCN has the exclusive right to deploy and operate the Company's wireless data communications system in countries outside the United States. The Company is generally allocated 50% of BCN's net income or loss. The Company licenses its technology to BCN and BCN is authorized to sublicense that technology to individual local operating project entities in which BCN or other affiliates of the Company and BEn are expected to invest and generally maintain operating control. The managing board of BCN is composed of an equal number of representatives from each party and reviews and approves all major business decisions.

In considering international expansion opportunities for the CellNet System, BCN intends to target markets characterized by (i) a well-developed utility infrastructure, (ii) demand for low-cost monitoring, (iii) a progressive regulatory climate favoring increased efficiency, customer service and competitive access, and (iv) well-capitalized, established and reliable local partners.

The Company considers the United Kingdom a particularly attractive market, with approximately 22 million electric meters and deregulation already in effect. BCN is currently concentrating its efforts primarily on entering the market in the United Kingdom, and is also considering opportunities in Australia and elsewhere.

OUTSOURCE SUBSTANTIAL MANUFACTURING AND INSTALLATION ACTIVITIES

The Company outsources a substantial portion of its manufacturing and installation activities. As a result, CellNet leverages the size and capabilities of key suppliers to take advantage of manufacturing economies of scale, reduce

                                   12 CELLNET
component pricing through bulk purchasing, and have access to manufacturing capacity and resources to meet highly variable production requirements. The Company will retain overall network construction responsibility, but intends to rely on local subcontractors for installation, primarily those who have demonstrated their capabilities, experience and reliability and who have good working relationships with CellNet's customers. The Company believes that outsourcing installation activities will reduce the start-up time and the Company's investment risk for each project.

WIRELESS COMMUNICATIONS INDUSTRY OVERVIEW

CellNet operates within the wireless communications industry, which includes personal communications services ("PCS"), specialized mobile radio ("SMR"), microwave, cellular (including cellular digital packet data ("CDPD")), paging and multiple address radio system ("MAS") segments, among others. The two principal categories of commercial wireless applications are voice and data transmission. Within those broad categories, service requirements for specific applications vary substantially in terms of quality, speed, capacity, mobility, two-way capability, geographical coverage and cost. In general, products which provide for greater mobility and capacity are more expensive. As a consequence, the market for wireless services is segmented, matching specific service requirements with the most suitable wireless technology.

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

LOWER AVERAGE MARKET ADOPTION RISK. To date, the Company has constructed its large scale commercial networks after entering into a long-term relationship with a utility or other client. In such circumstances, the Company does not need to finance construction of networks in anticipation of obtaining customers. Under the Company's broad deployment strategy, the Company may build out its WANs before the capacity is fully committed, thereby creating the risk that the network will not be fully utilized, and the Company will not recoup its investment in the build-out.

LOWER CHURN/PENETRATION RATE. Unlike the customer bases for other wireless, voice and data service providers where customers can easily switch to a competitive provider, CellNet's existing subscriber endpoints do not experience frequent change or "churn". The marketing and administrative costs typically associated with churn, and the capital risk associated with variable penetration rates, are thus eliminated. Further, due to inflation escalation clauses in the Company's existing services agreements, the Company believes that the value of its revenue per endpoint in real terms will likely be maintained over time.

HIGHER CUSTOMER CREDIT QUALITY. CellNet receives the majority of its contract service revenue directly from energy service providers rather than from individual subscribers. As a result, the Company experiences less credit risk and generally lower billing expenses than other wireless communication providers.

                                   13 CELLNET

MORE EFFICIENT DEPLOYMENT. Cellular and PCS cell sites are frequently costly and can be difficult to obtain. The modularity of the CellNet system and the efficient size of its components facilitate inexpensive deployment of scalable networks. The Company's system components have been designed to fit on utility power poles or, where necessary, on buildings or other structures. With an electric utility as its primary customer, CellNet has access to utility poles, transmission towers, and various properties for deployment. Radio devices, which represent the bulk of network components, are simply "plugged in" as newly retrofitted meters to replace an existing meter. The Company's MCCs (as defined below) typically take two hours to install and its CellMasters (as defined below) less than a week to install, providing a network which can be deployed swiftly and efficiently. The system is also scalable, thereby allowing coverage regardless of the size of the service area.

MORE EFFICIENT SYSTEM DESIGN. Cellular telephone networks are designed for peak usage, with a large percentage of the network underutilized for much of the day. The CellNet network gathers information from its endpoints consistently around the clock and therefore does not encounter the peak usage problems typically experienced by cellular phone service providers.

LOWER FREQUENCY COSTS. Cellular, PCS and other two-way wireless systems typically require a large amount of spectrum which can be very costly to obtain. Because the Company is able to utilize a small amount of frequency (the equivalent of approximately a single cellular voice channel) for a wide metropolitan area, it has not been subject to the substantial frequency costs associated with wireless communications companies even if any additional frequency it might require were subject to auction.

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

ENDPOINT DEVICES. The subscriber unit of the CellNet system is a relatively inexpensive low-power radio device which is attached to a data source, such as a utility meter, to collect and transmit information to an MCC and typically includes a transceiver or transmitter. The Company has developed endpoint devices for electric utility

                                   14 CELLNET
applications which may be retrofitted to each of the major types of utility meters presently being used by electric utilities in the United States. These endpoint devices currently collect customer demand and load profile data from an electric meter and transmit such information to the local area MCC once every few minutes. Electric meter endpoints are also able to transmit "distress signals" indicating meter tampering or power outages. The Company began introducing its commercial endpoint devices for gas meters in 1996 and completed the development introduction of additional models in 1997. The Company is continuing its development of endpoint devices for water meters and expects to introduce its first models in 1998. The Company is also working with industry leaders to develop endpoint devices for non-utility applications. See "-- Business Strategy -- Form Strategic Alliances."

MICROCELL CONTROLLERS. An MCC is a device which is mounted on a utility pole or other fixed location in the center of a microcell and which routes data from all of the endpoints in the microcell to the System Controller via the WAN. The number of endpoint devices in each microcell depends on a number of factors, including topography and population density. In addition to functioning as a router, the MCC is an intelligent node in the distributed control system and has a powerful microprocessor which enables it to perform data storage, packet routing and voltage and power outage monitoring for endpoint devices in its microcell area. Each MCC also has extensive network management capabilities which permit new endpoint devices to be added automatically without interfering with the handling of data from existing endpoints. This architecture allows CellNet to significantly reduce the cost of the endpoint device itself and increases the potential data throughput of an entire network, as the intelligent processing is provided at the MCC level. The MCC communicates with the endpoint devices in its microcell in the 902-928 mHz band, which is an unlicensed portion of spectrum.

CELLMASTERS. A CellMaster generally communicates with anywhere from 50 to 200 MCCs and RTUs (as defined) over an area typically covering approximately 20-75 square miles (2.5-5-mile radius). The coverage area can vary substantially depending upon the deployment techniques employed. Each CellMaster incorporates network management software which manages traffic scheduling, radio frequency power controls and signal monitoring. CellMasters are built with redundant hardware, are ruggedly constructed for extreme weather, and can perform automatic switchovers between system components in case of failure. The WANs covering specific service areas are composed of a number of CellMaster units. A CellMaster communicates with the MCCs using a radio link in the 928/952 mHz band, which is a licensed portion of spectrum.

REMOTE TERMINAL UNITS. Remote Terminal Units ("RTUs") monitor and operate equipment at specific points in an electric utility's distribution system. CellNet integrates a two-way radio device into RTU equipment manufactured for a utility by other parties, which enables remote operation of these RTUs. By providing a means of remote monitoring and controlling of power distribution equipment, CellNet's system enables utilities to monitor and control circuit breakers, monitor the load on transformers, control circuits to isolate faults on feeder power lines, and switch automatically among capacitor banks to provide constant voltage levels.

SYSTEM CONTROLLERS. The System Controller provides the link to the client's corporate data network and serves as the network management platform. The System Controller consists of a cluster of UNIX-based workstations operating over a network using standard TCP/IP protocols. Such a configuration is extremely scaleable as it can be expanded to meet system requirements simply by adding additional workstations. The System Controller supports a variety of radio-based and leased line data links to each CellMaster in the network. These links are redundant for added reliability. The System Controller enables CellNet's on-site system operator, who manages the network for CellNet's clients, to manage traffic, monitor performance and configure network devices. At the local systems operations center, the System Controller provides customized gateways to integrate with client data systems. As

                                   15 CELLNET
non-utility applications are deployed, the Company may integrate additional server devices to manage such non-utility applications at the System Controller level.

CellNet's network equipment -- MCCs, CellMasters and System Controllers -- are equipped with back-up batteries and continue to operate in the event of a power outage.

The Company also operates the CellNet Central Operations Room at its San Carlos, California facilities which monitors performance of all regional System Controllers and is able to assume operations of the regional networks if the local System Controller experiences a failure. The Company operates a private national data network to link these regional sites using third-party carrier services.

SYSTEM SOFTWARE. CellNet believes that one of its key enabling technologies is the software which facilitates operation of a large-scale NMR system. While certain "off-the-shelf" networking approaches work well on a limited scale in a wireline environment with expensive computers and workstations, the ability to operate in a wireless environment under extreme conditions at low cost has required the development of a sophisticated network architecture. CellNet's network solution is based on distributed computing and messaging technologies which enable intelligence to be decentralized and ensure efficient use of spectrum. The CellNet Radio Network Operating System ("R(-)NOS") is a proprietary system that provides sophisticated network communication services between the System Controller and the CellMaster units, RTUs, MCCs and endpoint devices. It is a scaleable system that has been specifically designed to ultimately handle millions of endpoints in a single regional network. Extensive real-time diagnostic and network management features manage traffic, monitor system performance and enable network configuration as data is collected and delivered to users. The CellNet R(-)NOS is able to maintain fast response times and system capacity by distributing a significant portion of the network's computing power at the MCC level.

The R(-)NOS offers the benefits of incrementally adding processing power as well as supporting remote operations required for redundancy and backup operations. As such, an entire regional system can be switched quickly from one System Controller to another in the event of failure. The CellNet R(-)NOS is also able to segregate network data from multiple non-utility applications and provide such data to non-utility clients over additional database interfaces. Each CellNet system is customized with application-specific gateways which enable the interface between the System Controller and the client's existing corporate data systems. CellNet has delivered gateways to support the data requirements for billing automation, electric distribution automation, customer service call center automation and load management programs. The flexibility provided by this R(-)NOS architecture will enable the system to offer services for many new applications unrelated to NMR services such as distribution automation and non-utility applications. By building on a general network capability the Company can extend its services to many other utility and non-utility services without incurring significant costs of redesigning the underlying communications architecture. Each new application is expected to be added with only incremental development, which will be focused primarily on application-specific endpoint devices and system gateways. Furthermore, since its design is independent of the specific endpoint radio devices, the Company believes that this architecture can evolve to incorporate future advances in wireline and wireless communications. The Company has made a substantial commitment to establishing a strong competitive position, having invested over 300 staff-years in the design, development and testing of its system.

EFFICIENT SPECTRUM UTILIZATION. CellNet's network components utilize both licensed and unlicensed radio frequency bands. The CellNet WAN operates in the 928/952 mHz frequencies which are licensed by the FCC in 25 or 12.5 kHz channel bandwidths for full duplex operation and point-multipoint data services. CellNet has developed a proprietary technology, subject to issued and pending patents, which permits a narrowband radio system to derive

                                   16 CELLNET
up to 19 subchannels from a single 25 kHz channel. By reusing subchannels in a manner similar to that used by cellular phone systems, CellNet believes it can grow a system to cover a large region and expand capacity incrementally as needed. As a result, CellNet is able to operate its wide area networks in the spectral equivalent of approximately a single voice channel. CellNet has obtained 83 spectrum licenses in the top 60 MSAs and CMSAs and believes that it will be able to obtain additional spectrum as required although it may not be able to do so at low cost, particularly if such spectrum becomes subject to auction as has been recently proposed by the FCC.

MANUFACTURING AND OPERATIONS

The Company currently outsources the manufacture and assembly of its high volume, low cost equipment such as endpoint radio devices and a portion of its lower volume, more complex equipment, including MCCs. CellNet's supply strategy is to leverage the size and production capabilities of key suppliers to take advantage of manufacturing economies of scale, reduce component pricing through bulk purchasing and obtain access to manufacturing capacity and resources to meet highly variable production requirements.

CellNet presently focuses its limited internal manufacturing resources on final assembly and testing of its CellMasters and those MCCs that it does not already outsource. CellNet assembles these network components, then custom configures and tests such components to meet stringent utility industry field equipment standards. Samples of all products, whether internally or externally built, are thermally and electrically stress-tested to measure product quality and reliability. Test results are used both to monitor production quality and to provide information to CellNet's development organization for further design enhancements.

CellNet has developed and is continuing to improve a high-volume, low-cost process to retrofit electric utility meters with endpoint radio devices. The Company's proprietary system for retrofit information management analyzes operating data, generates reports, and provides this information to customers for inclusion in their databases. The Company installs its endpoint radios on both new and previously installed electric meters at its retrofit facilities in San Carlos, California and Kansas City, Missouri. The Company expects that similar regional retrofit centers will be established as needed to meet the network installation requirements under new services agreements with energy service providers, although a retrofit center can support more than one network deployment. In addition, certain electric meter manufacturers are installing CellNet meter radios on new meters as a part of their meter manufacturing process.

The Company's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. The Company relies on sole and limited source vendors and subcontractors for certain subassemblies and components which involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and cost. See "Risk Factors That May Affect Future Performance -- Dependence on Third-Party Manufacturers; Exposure to Component Shortages."

SYSTEM DEPLOYMENT AND OPERATION

For each of its network deployments, the Company provides full implementation services to its clients, including system design, site selection, frequency licensing, equipment installation, software modification, systems integration and project management.

The modular design of the CellNet system and the efficient size of its components facilitate inexpensive deployment of scaleable networks. Most of the system components have been designed to fit on utility power poles or, where

                                   17 CELLNET
necessary, on buildings or other structures. The majority of the network is simply "plugged in" as the newly retrofitted meters replace existing meters. Endpoint radio devices are installed on gas meters without interruption in service by affixing the device (containing a radio, a long-life battery and new register dials) at the meter register. The MCCs take typically less than two hours each to install and the CellMasters less than a week to install, providing a network which can be deployed swiftly and efficiently. The system is also scalable because of its cellular design, thereby allowing adequate coverage regardless of the size of the service area.

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

CellNet's local personnel are responsible for RF engineering and site testing, site selection, routine software administration and maintenance, selection and training of subcontractors, coordination of meter retrofitting, materials handling, and office administration. During the two to four-year installation phase of each project, local personnel for the project employed by CellNet typically number from twenty to fifty people (for deployments the size of KCPL and UE), depending on the size and anticipated speed of each deployment. Meter changeout and system equipment installations are generally carried out by subcontractors and certain other system deployment tasks may be subcontracted from time to time as well.

Following system deployment, a system management team of typically ten to twenty CellNet personnel (for deployments the size of KCPL and UE) will remain on site for the duration of the contract to handle day-to-day operations and routine customer requests. This group will be supported by CellNet's headquarters or regional offices, if any, that will provide 24-hour troubleshooting support as well as additional technical expertise that can be quickly dispatched if needed.

The Company also intends to provide substantial customer support, including on-going field support and critical centralized network support functions through regional network control centers. Currently, the Company is providing sophisticated network monitoring from its headquarters in San Carlos, California.

SALES AND MARKETING

The Company has organized its sales and marketing efforts based on utility and non-utility network applications. For its utility segment, the Company's initial target market includes the larger MSAs and CMSAs in the United States which represent a large majority of the meters in the United States. The Company is also pursuing selected utilities outside the larger MSAs and CMSAs. The Company has a sales and marketing organization of 47 persons with a mix of utility and information technology sales backgrounds, several of whom have extensive experience in the electric utility industry. Regional sales professionals are supported by corporate specialists in the areas of metering, systems integration, and deployment.

The Company intends to concentrate its marketing efforts for non-utility applications on industry-leading providers of products and services that would benefit from the Company's low-cost wireless network. The Company is working with leading manufacturers and applications developers to promote and develop products and services

                                   18 CELLNET
that utilize the Company's networks. See "-- Business Strategy -- Promote Development of Non-Utility Applications." The Company expects that the manufacturers and developers of such products and services would market such products and services to end users.

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

CellNet's sales approach addresses an energy service provider's need to prepare for the future competitive environment by reducing costs, meeting present and future regulatory requirements and enhancing customer service.

PROPRIETARY RIGHTS

CellNet relies on a combination of trade secret protection, copyrights, patents, trademarks and confidentiality and licensing agreements to establish and protect its proprietary rights.

CellNet's WAN radio system has been developed using advanced digital signal processing techniques and an RF system architecture that enables CellNet to create a complete digital cellular system in approximately a single 25 kHz voice channel. This technology is based on narrowband modulation and compression of many subchannels into a single channel. Extremely stable frequency control is required to preserve system performance. CellNet's system of frequency control is the subject of several issued patents claims. In addition, the efficiency of the frequency protocol utilized by the CellMaster is determined in part by its ability to recover short burst transmissions from an RTU or MCC. The CellMaster's burst data recovery process is also the subject of an issued patents claim.

The spread spectrum radio technology utilized in the CellNet LAN has been licensed to CellNet by Axonn Corporation and an affiliate of Axonn (together, "Axonn"). The Axonn spread spectrum technology, which is subject to a number of patents, is a low-cost radio system which offers the price/performance relationships that the Company believes are required for a commercially-feasible telemetry network. Under its licenses from Axonn, CellNet has acquired an exclusive right to use Axonn spread spectrum technology in the utility distribution and service market and an exclusive right to provide services for other applications outside the utility market through the CellNet system architecture. CellNet's right to provide fire and security applications based upon Axonn's technology is not exclusive under these licenses. The Axonn licenses do not expire by their terms until the last to expire of any of the patent rights underlying such licenses which will occur not earlier than March 21, 2014. Up to that time, as each patent licensed under the Axonn licenses expires, the technology underlying such patent will become freely available in the public domain. In an action filed by an affiliate of Axonn against Cargill, Inc. and other defendants in the U.S. District Court for the Northern District of California for, among other matters, alleged infringement of certain patents underlying Axonn's spread spectrum technology, the court on August 8, 1997 granted the Cargill defendants' motion for summary adjudication holding that such patents were invalid and unenforceable because they had expired for failure to pay the required amount of maintenance and issue fees. The Axonn affiliate is appealing the decision. While such patents are included in CellNet's license of the Axonn spread spectrum technology, the Company does not believe the expiration of these patents will have a material adverse impact on the Company's business, operating results, financial condition and cash flow.

                                   19 CELLNET

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

The Company's success will depend in part on its ability to maintain copyright and patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. See "Risk Factors That May Affect Future Performance -- Uncertainty of Protection of Copyrights, Patents and Proprietary Rights."

RESEARCH AND DEVELOPMENT

The Company has steadily increased its research and development efforts over the past several years and expects to continue to spend a significant portion of its resources on these activities for the foreseeable future. The Company spent $27.5 million, $25.4 million, and $20.9 million for research and development in 1997, 1996 and 1995, respectively. The Company presently employs more than 132 software and hardware engineers and other professional staff in these efforts and contracts with a number of highly-specialized outside consultants for additional services as required. The focus of the Company's research and development efforts in the past has been on the continued development of the radio hardware, spread spectrum radio protocols, intelligent base stations (CellMasters and MCCs), extensive software code, database capacity and other elements required for a flexible, high-capacity wireless data communications network capable of processing data from several million endpoints on a real-time basis at a low cost. The Company expects that the focus of future research and development will be to make further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to lower the cost of system equipment over time and, working with other companies, to expand the scope of utility and non-utility services that may be offered on the system. The Company's future success will depend, in part, on the Company's success in these development projects which will require continued substantial investments. See "Risk Factors That May Affect Future Performance -- Technological Performance and Buildout of the System; Rapid Technological Change and Uncertainty."

As part of the Company's research and development efforts, the Company has worked closely with current and potential customers in conducting pilot trials for non-utility applications and jointly developing system specifications and requirements.

COMPETITION

The emerging market for utility NMR systems, the deregulation of the electric utility industry and the potential market for other applications accessible once a common infrastructure is in place, have led electronics, communications and utility product companies to begin development of various systems, some of which currently compete, and others of which may in the future compete, with the CellNet system. Deregulation will likely cause competition to increase. The Company believes its only significant direct competitor in the marketplace at the present time is Itron, an established manufacturer and seller of hand-held and drive-by AMR equipment to utilities. Itron is currently providing to customers its Genesis-TM- system, a radio network similar to the Company's, for meter reading purposes.

Motorola is an example of a company whose technology might be adapted for NMR and who might become a competitor of the Company. Mtel has announced that it intends to adapt its technology to offer residential services

                                   20 CELLNET
similar to NMR some time in 1999 over its existing paging network, with the development of endpoint radios and network management capabilities being left to other independent companies. Whisper Communications (formerly, a part of Diablo Research) now offers its True 2 Way-TM- fixed-based RF architecture communications technology for AMR and other services, and has several trials underway. Metricom, a provider primarily of subscriber-based, wireless data communications for users of portable and desktop computers, is currently involved in the AMR market through trials with Whisper Communications. Schlumberger and Greenland are among the companies that have conducted, or are in the process of conducting, pilot trials of utility network automation systems. Several companies are offering telephone-based network automated meter reading services or equipment. Among these are International Teldata and American Innovations. Established suppliers of equipment, services and technology to the utility industry such as Asea Brown Boveri and General Electric could expand their current product and service offerings in the marketplace so as to compete directly with the Company, although they have not yet done so. Many of the Company's present and potential future competitors have significantly greater financial, marketing, technical and manufacturing resources, name recognition and experience than the Company. There may be many potential alternative solutions to the Company's NMR services. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services than the Company. While CellNet believes its technology is widely regarded as competitive at the present time, there can be no assurance that the Company's competitors will not succeed in developing products or technologies that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if the Company achieves significant success it could draw additional competitors into the market. Traditional providers of wireless services may in the future choose to enter the Company's markets. However, such telecommunications applications are not well suited for use in NMR or similar applications given certain technical challenges and economic costs such as high embedded spectrum costs. Such existing and future competition could materially adversely affect the pricing for the Company's services and the Company's ability to sign services contracts and maintain existing agreements. Competition for services relating to non-utility applications may be more intense than competition for utility NMR services, and additional competitors may emerge as the Company continues to develop non-utility applications. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

The Company believes the principal competitive factors for NMR services include price, quality of service, system functionality and capacity for readings as frequently as every 30 minutes, reliability, and ease of installation. The Company believes it competes favorably in these areas. In particular, the Company believes that it has developed the first commercially deployed, large-scale network-based NMR system capable of simultaneously collecting, processing, transporting and sharing data from millions of endpoints on an efficient and timely basis.

SPECTRUM REGULATION

The Company's network equipment uses radio spectrum and as such, is subject to regulation by the FCC. The Company's network equipment uses both licensed radio spectrum allocated for MAS operations in the 928/952 MHz band, and unlicensed spectrum in the 902-928 MHz band. In order to obtain a license to operate the Company's network equipment in the 928/952 MHz band, license applicants may need to obtain a waiver of various sections of the FCC's rules. There can be no assurance that the Company will be able to obtain such waivers on a

                                   21 CELLNET
timely basis or to obtain them at all. In addition, as the amount of spectrum in the 928/952 MHz band is limited, issuance of these licenses is contingent upon the availability of spectrum in the area(s) for which the licenses are requested. The Company might not be able to obtain licenses to the spectrum it needs in every area in which it has prospective customers. The FCC's current rules, subject to a number of limited exceptions, permit third parties such as CellNet to operate on spectrum licensed to utilities to provide other services. The Company plans to use these provisions of the FCC's rules to expand its CellNet system. The FCC has the authority to amend its rules at any time and such changes could have a material adverse effect on the Company's spectrum utilization strategy. See "Risk Factors That May Affect Future Performance -- Access to RF Spectrum; Regulation by the FCC."

EMPLOYEES

As of December 31, 1997, CellNet had 708 employees, including 132 in product development, 146 in materials and manufacturing, 47 in sales and marketing, 345 in field service and support, and 38 in administration. None of the Company's employees is currently represented by a labor union. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

The Company's administrative, sales and marketing, product development and production facilities are located in San Carlos, California, where the Company leases approximately 104,000 square feet in three buildings under lease and sublease agreements expiring as to portions of the space at various times commencing February 1998 through December 2000. Subsidiaries of the Company lease approximately 85,000 square feet of additional warehouse, manufacturing and office space to support field operations in California and various other states. The Company anticipates that it will be able to acquire additional space as required for its operations on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. The Company believes, based on its current information, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on the Company's results of operations or financial condition.

In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electronic meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL ET AL. No. 398464 filed in the Superior Court of California for the County of San Mateo was dismissed on February 9, 1998, without leave to amend. A second complaint, also filed in the same Court, of HOWARD FIENMAN AND GERALD SAPSOWITZ
V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398560 was earlier voluntarily dismissed with prejudice. These complaints, purported class actions filed on behalf of the Company's stockholders against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering, sought unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in

                                   22 CELLNET
that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue.

In 1995, Century Telephone Enterprises, Inc. ("Century Telephone") filed a petition before the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office for cancellation of the Company's "CellNet" trademark registration. The parties have agreed to settle the matter under arrangements whereby Century Telephone will withdraw its petition for cancellation and the Company will purchase from Century Telephone their rights to the "CellNet" trademark now registered in Century Telephone's name. The settlement is pending execution of settlement documents.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                   23 CELLNET

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

---------------------------------------------------------------------------------------

                                                                        HIGH        LOW
---------------------------------------------------------------------------------------

Fiscal 1996

    Third Quarter                                                  $  21.375  $  15.500

    Fourth Quarter                                                    18.500     11.500
---------------------------------------------------------------------------------------

Fiscal 1997

    First Quarter                                                  $  14.875  $   7.125

    Second Quarter                                                    12.750      6.750

    Third Quarter                                                     13.125     10.500

    Fourth Quarter                                                    12.750      7.375
---------------------------------------------------------------------------------------

Fiscal 1998

    First Quarter (through February 27, 1998)                      $  10.250  $  7.4375
---------------------------------------------------------------------------------------

As of February 27, 1998, there were approximately 963 holders of record of the Company's Common Stock. On February 27, 1998, the last reported sale price on the Nasdaq National Market for the Common Stock was $8.570. The market for the Company's Common Stock is highly volatile. See "Risk Factors That May Affect Future Operating Performance -- Possible Volatility of Stock Price."

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The consolidated statement of operations data for the years ended December 31, 1997, 1996 and 1995 and the consolidated balance sheet data at December 31, 1997 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements included herein. The consolidated statement of operations data for the years ended December 31, 1994 and 1993 and the consolidated balance sheet data at December 31, 1995, 1994 and 1993 are derived from audited consolidated financial statements not included herein.

                                   24 CELLNET

(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                      1997      1996      1995      1994     1993
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
------------------------------------------------------------------------------------------------------------------------

  Revenues                                                              $   5,842  $  1,669  $  2,126  $  1,651  $ 1,757

  Costs and expenses:

  Cost of revenues                                                         18,907     8,429     4,965     1,109    1,741

  Research and development                                                 27,524    25,394    20,883     9,091    4,979

  Marketing and sales                                                      10,148     6,021     4,114     3,179    1,408

  General and administrative                                               15,670    12,036     6,258     2,353    1,206

  Depreciation and amortization                                            11,973     6,123     2,295       992      665
------------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                   84,222    58,003    38,515    16,724    9,999
------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                      (78,380)  (56,334)  (36,389)  (15,073)  (8,242)

Equity in loss of unconsolidated affiliate                                 (2,834)       --        --        --       --

Other income (expense)                                                    (21,252)  (16,355)   (4,564)      441     (148)
------------------------------------------------------------------------------------------------------------------------

Loss before income taxes and extraordinary loss on early
  extinguishment of 1995 Senior Notes                                    (102,466)  (72,689)  (40,953)  (14,632)  (8,390)

Provision for income taxes                                                      1         5         3         2        1
------------------------------------------------------------------------------------------------------------------------

Loss before extraordinary loss on early extinguishment of 1995 Senior
  Notes                                                                  (102,467)  (72,694)  (40,956)  (14,634)  (8,391)

Extraordinary loss on early extinguishment of 1995 Senior Notes           (11,417)       --        --        --       --
------------------------------------------------------------------------------------------------------------------------

Net loss                                                                ($113,884) ($72,694) ($40,956) ($14,634) ($8,391)
------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share:

Loss per share before extraordinary loss on early extinguishment of
  1995 Senior Notes                                                     ($   2.59) ($  6.08) ($ 13.93) ($ 13.02) ($13.38)

Extraordinary loss on early extinguishment of 1995 Senior Notes             (0.29)       --        --        --       --
------------------------------------------------------------------------------------------------------------------------

Net loss per share                                                      ($   2.88) ($  6.08) ($ 13.93) ($ 13.02) ($13.38)
------------------------------------------------------------------------------------------------------------------------

Shares used in computing net loss per share                                39,506    11,963     2,939     1,124      627
------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------

DECEMBER 31,                                                                1997      1996      1995      1994      1993
------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET DATA:
------------------------------------------------------------------------------------------------------------------------

Cash, cash equivalents and short-term investments                       $148,058  $178,875  $143,797  $ 24,508  $  8,884

Total assets                                                             293,985   259,551   184,306    31,809    11,510

Long-term obligations, including current portion                         269,551   207,852   183,348       546       825

Series CC redeemable convertible preferred stock                              --        --    29,486    29,486        --

Total stockholders' equity (deficit)                                       2,264    40,245   (38,103)   (1,564)    8,011
------------------------------------------------------------------------------------------------------------------------

                                   25 CELLNET

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

OVERVIEW

The Company intends to deploy and operate a series of wireless data communications networks pursuant to services agreements with utilities and other parties including new power market participants to earn recurring revenues by providing NMR services and to use the networks to support a variety of non-utility applications. The Company employs two basic strategies in the deployment of its networks -- saturation deployments for providing NMR services to existing utilities, and broad deployments for providing NMR services to other parties including new power market participants. Under the Company's saturation deployment strategy, the Company builds out its WAN and LAN concurrently in order to cover every meter in a utility's designated service area. The saturation deployment strategy has proven effective because it allows coverage of all of the energy consumers in those service areas. Under the Company's broad deployment strategy, the Company first deploys its WAN in service areas where the largest consumers of energy are located and where energy consumers and other power market participants are most likely to value the Company's services and/or to concentrate their marketing efforts. As contracts for the provision of NMR services are obtained, the Company builds out its LAN on an incremental basis as necessary to service those customers or for advanced coverage of certain areas. Both the LAN and WAN can be further expanded incrementally as additional business outside the existing coverage areas is obtained. Broad deployment offers energy service providers who lack the established utilities' designated geographical customer bases the flexibility to build as they grow or to pursue particular market niches. It also offers established utilities who are not yet prepared to commit their resources to a long-term saturation deployment project the opportunity to cover a portion of their customers initially and to increase coverage in their service areas over time, potentially to all of their meters. By using networks deployed under either strategy, the Company is also able (i) to offer NMR information metering services directly to energy consumers, to the extent that the information provided by such services is not being made available to them by their own utility or energy service provider, (ii) to offer sub-metering NMR services to industrial and commercial customers who desire to monitor the energy consumption of particular HVAC system components, individual manufacturing processes or pieces of equipment, individual departments, etc., and (iii) to offer a range of non-utility wireless data communication services for such applications as home security, remote status monitoring of vending machines, office equipment and parking meters, and remote control of traffic lights.

The Company's business strategy has affected and will continue to affect its financial condition and results of operations as follows:

COMPOSITION OF REVENUES. The Company derives substantially all of its revenues from fees earned under services agreements related to its wireless communications networks. Under the Company's existing services agreements with utilities, the Company receives monthly NMR service fees based on the number of endpoint devices that are in revenue service during the applicable month.

UNEVEN REVENUE GROWTH. The timing and amount of the Company's future revenues will depend upon its ability to obtain additional services agreements with utilities and other parties including new power market participants and upon the Company's ability to deploy and operate successfully its wireless communications networks for utility and non-utility applications. New services agreements are expected to be obtained on an irregular basis, and there

                                   26 CELLNET
may be prolonged periods during which the Company does not enter into any additional services agreements or other arrangements. As a result, the Company expects that its revenues will not grow smoothly over time, but will increase unevenly as the Company enters into new services agreements and other commercial relationships, and may decrease sharply in the event that any of its existing services agreements are terminated or not renewed. See "Risk Factors That May Affect Future Performance -- Uncertainty of Future Revenues; Need for Additional Services Contracts and Fluctuating Operating Results."

UNCERTAINTY OF MARKET ACCEPTANCE. The Company's future revenues will depend on the number of new services agreements with established utilities and other parties including new power market participants and on the amount of NMR services to be provided thereunder. The Company's only existing contracts are with established utilities. During 1997, approximately 88% of the Company's revenues were derived from its contracts with KCPL and UE. The utility industry is historically characterized by long purchasing cycles and cautious decision making, and purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase the Company's services to date. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established utilities, the Company believes that implementation of utility deregulation will ultimately accelerate the utility decision-making process. The Company believes that it will enter into additional services contracts with other utilities and other parties including new power market participants; however, if the Company's services do not gain widespread industry acceptance, its revenues would not increase significantly after services contracts for existing network systems have been fully installed.

With the advent of utility industry deregulation, the Company is seeking opportunities to provide its NMR services to other parties including new power market participants. The Company believes it is well positioned to offer competitive advantages to established utilities and other parties including new power market participants. The Company has entered into several contracts with new power market participants and others for the provision of NMR services. However there can be no assurance that the Company will be able to enter into contracts covering a sufficient number of meters to recoup its costs of deployment, on terms favorable to the Company, or at all. The Company also anticipates that, under contracts with new power market participants, it would build out its networks, at least in part, before the capacity is fully committed. See "Business -- Business Strategy." For these reasons, the Company's ability to obtain financing for the capital expenditures associated with these contracts may be limited, although the Company also believes that it will be able to defer a significant portion of the capital expenditures by building out its networks incrementally as needed, and that the new power market participants would lease or acquire the endpoints from the Company, reducing the Company's costs. The Company also anticipates that its contracts with new power market participants and other parties will be shorter-term than those it has entered into with established utilities, and may therefore not fully cover the costs of network build-out and associated operating costs. The Company intends to reduce this risk by marketing its services to a wide range of new power market participants and other parties, but there can be no assurance that the Company will be successful in such marketing efforts, or that the new power market participants will be successful in capturing any significant share of the energy service market.

The Company's long-term business plan contemplates the generation of a significant percentage of future revenues from non-utility services. The Company believes its future ability to service its indebtedness and to achieve profitability will be affected by its success in generating substantial revenues from such additional services. The Company currently has no services contracts which provide for the implementation of such services, and the Company has not yet deployed such services on a commercial scale. In addition, unless the Company is successful

                                   27 CELLNET
in deploying its wireless networks in targeted service areas, the Company may not be able to offer any such services in such areas or may be able to offer these services only on a limited basis.

REVENUES LAG NETWORK DEPLOYMENT. The Company expects to realize network service revenue under a services agreement with a utility or new power market participant only when a portion of the network is installed and they have begun billing their customers based upon the NMR data obtained. The Company expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed the Company's capital investments and expenses incurred to deploy such network for several years. As of December 31, 1997, the Company had approximately 3,365,000 meters under long-term contracts, of which approximately 774,000 meters were in revenue service. The Company signed agreements with KCPL and UE in August 1994 and August 1995, respectively, and did not receive its first revenue under the KCPL and UE services agreements until September 1995 and May 1996, respectively. The Company has completed the installation of its NMR network for KCPL and had installed approximately 382,000 meters on the network by December 31, 1997. The Company expects to add an additional 33,000 meters to the KCPL network in 1998 which would be added to the total number of meters in revenue service upon acceptance by KCPL for billing purposes. The remaining 5,000 meters under contract with KCPL may be automated or read manually. As of December 31, 1997, the Company completed the on-line deployment of approximately 517,000 meters to the UE network. The Company began the installation of both the NSP and Puget networks in August 1996 and began receiving revenue from Puget in January 1997. The Company has also successfully completed a demonstration project with PG&E in San Francisco pursuant to which the Company has installed a network that will cover approximately 30,000 electric and gas meters. PG&E has acknowledged that the data collection, cost savings, customer service and other objectives of the demonstration network have been met. In September 1997, the Company entered into a services contract with IP&L for the installation of its NMR network that will cover approximately 415,000 meters. Installation of the initial portion of the IP&L network was completed in November 1997. As additional segments of the Company's networks are installed and used by its customers for billing purposes, the Company expects to realize a corresponding increase in its network service revenues. However, if the Company is able to deploy successfully an increasing number of networks over the next few years, the operating losses created by this lag in revenues, the negative cash flow resulting from such operating losses, and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating the additional networks.

IMPACT OF RAPID EXPANSION. The Company will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. The Company has incurred substantial operating losses since its inception and, as of December 31, 1997, had an accumulated deficit of $281.6 million. The Company does not expect significant revenues relative to anticipated operating costs during 1998 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands and installs additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. The Company will require substantial capital to fund operating cash flow deficits and capital expenditures for the foreseeable future and expects to finance these requirements through significant additional external financing. See "Risk Factors That May Affect Future Performance -- History and Continuation of Operating Losses" and "-- Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

                                   28 CELLNET

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the three years ended December 31, 1997, 1996 and 1995 were $5.8 million, $1.7 million and $2.1 million, respectively. Revenues prior to 1996 were attributable primarily to product sales and development and other contract revenues unrelated to the Company's current focus of providing NMR services that were largely non-recurring. During 1997, KCPL and UE accounted for 47% and 41% of the Company's revenues, respectively. During 1996, KCPL and UE accounted for 69% and 21% of the Company's revenues, respectively. Revenues for 1996 declined $457,000 from 1995, primarily as a result of the transition from product sales to network service revenues. During 1995, NSP and KCPL accounted for 64% and 29% of the Company's revenues, respectively. The Company's NMR service revenues for the years ended December 31, 1997, 1996 and 1995 were $5.1 million, $1.2 million and $35,000, respectively.

The Company generally realizes service revenues under its services agreements only when its networks or portions thereof are successfully installed and operating and its clients begin billing their own customers or begin using the NMR services provided. Revenues are expected to increase as the Company continues to install its networks, the networks or portions thereof become operational, and its clients begin billing their own customers or begin using the NMR services provided. Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received during the years ended December 31, 1997, 1996 and 1995, respectively, are not reliable indicators of revenues that might be expected in the future.

COST OF REVENUES

For the years ended December 31, 1997, 1996 and 1995 cost of revenues primarily consisted of network operations costs. Cost of revenues were $18.9 million, $8.4 million and $5.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in cost of revenues was driven by increasing costs of providing network services, due primarily to growth in the number of employees and associated costs necessary for network monitoring operations at customer sites and at the Company's headquarters, network deployment management and customer training. Costs of network services also include the increased installation, applications and RF engineering staffing at the Company's headquarters to support anticipated additional utility contracts. Network services do not currently generate a profit as the Company has not yet achieved a scale of services sufficient to cover network costs. The Company will incur significant and increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation and miscellaneous maintenance and operating expenses.

OPERATING EXPENSES

Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses, were $65.3 million, $49.6 million and $33.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses on a period to period basis is attributable to the Company's rapid growth and to increasing research and development and marketing and

                                   29 CELLNET
sales expenditures. The Company expects to continue to spend a significant portion of its resources on research and development activities for the foreseeable future. Marketing and sales costs are expected to increase moderately over current levels as the Company continues its efforts to sign new services agreements. General and administrative costs are expected to increase over time in line with the Company's expected growth and expected to increase moderately for the next few years in connection with the planned installation of a new enterprise information system commencing in the second quarter of 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses are attributable largely to continuing system software, firmware and equipment development costs, prototype manufacturing, testing, personnel costs, consulting fees, and supplies. Research and development costs are expensed as incurred. The Company's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as the Company believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses were $27.5 million (net of expenses reimbursable by BCN of $2.8 million for technology migration costs), $25.4 million and $20.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Research and development spending increases in 1997, 1996 and 1995 reflect primarily additions to the Company's engineering staff and costs associated with development of processes to retrofit utility meters for use in the CellNet network. The Company expects that research and development expenses will increase moderately in the near term for additional investments in research and development projects and in connection with the establishment of international operations.

MARKETING AND SALES. Marketing and sales expenses consist principally of personnel costs, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses were $10.1 million, $6.0 million and $4.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. These expenses have increased due to the Company's accelerated efforts to sign new services agreements and a significantly larger advertising program. The Company expects a moderate increase in marketing and sales expenses over current levels as the Company continues its efforts to sign new services agreements.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include compensation paid to general management and administrative personnel costs, travel, and communications and other general administrative expenses, including fees for professional services. General and administrative expenses were $15.7 million, $12.0 million and $6.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company expects general and administrative expenses to increase over time in line with its expected growth.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $12.0 million, $6.1 million and $2.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Depreciation and amortization expense is attributable to the Company's networks in progress, including both equipment manufactured by the Company and systems partially installed in the field, property and leasehold improvements. Depreciation and amortization expense has increased as a result of increased additions to networks in progress, property and leasehold improvements year-to-year.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

The Company accounts for its investment in BCN, which began operations in 1997, using the equity method. For the year ended December 31, 1997, the Company recognized $2.8 million as its share of BCN's losses. The

                                   30 CELLNET

Company expects to recognize increased losses in the future from its share of BCN's losses as BCN expands its operations.

INTEREST INCOME AND EXPENSE

Prior to June 1995, the Company funded its liquidity needs primarily from the issuance of equity securities. In June and November 1995, the Company issued and sold a total of $325.0 million aggregate principal amount at maturity of the Company's 13% Senior Notes due 2005 (the "1995 Notes") and related warrants (the "1995 Warrants") for proceeds, net of issuance costs, of $169.9 million. On October 2, 1996, the Company completed an initial public offering (the "Initial Public Offering") in which it sold 5,000,000 shares of its Common Stock at an offering price of $20 per share for aggregate net proceeds of $92.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the Initial Public Offering, the Company also received $1.2 million in proceeds from the cash exercise of the 1995 Warrants (the "Warrant Exercise") to purchase 495,918 shares of CellNet's Common Stock. In addition, on October 2, 1996, the Company completed certain direct placements (the "Direct Placements") in which it sold 1,579,404 shares of its Common Stock for proceeds of approximately $28.0 million. In September 1997, the Company issued and sold a total of approximately $654.1 million aggregate principal amount at maturity of 14% Senior Notes due 2007 (the "1997 Notes") and warrants (the "1997 Warrants") for proceeds, net of issuance costs, of $96.3 million. In connection with the issuance of the 1997 Notes, $231.0 million of the issue price for the 1997 Notes and 1997 Warrants was issued in exchange for all of the Company's 1995 Notes. The Company has earned interest income on the invested proceeds from the 1995 Notes, 1997 Notes, the Initial Public Offering, Warrant Exercise and Direct Placements. The Company has also incurred significant interest expense from the amortization of the original issue discount on the 1995 Notes and the 1997 Notes. Interest expense will increase significantly in future periods as a result of increased accretion of a larger original issue discount balance from the issuance of the 1997 Notes.

Interest income has been and will continue to be received by the Company from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by the Company for capital expenditures and operating and other expenses. Interest income is expected to be highly variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by the Company in its business. Interest income for the three years ended December 31, 1997, 1996 and 1995 was $8.2 million, $7.4 million and $4.6 million, respectively.

No interest on the 1997 Notes is payable prior to April 1, 2003. Thereafter, until maturity on October 1, 2007, interest will be payable semi-annually in arrears on each April 1 and October 1. The carrying amount of the 1997 Notes accretes from the date of issue and the Company's interest expense includes such accretion. Interest expense was $29.3 million, $23.8 million and $9.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

PROVISION FOR INCOME TAXES

The Company has not provided for or paid federal income taxes due to the Company's net losses. A nominal provision has been recorded for various state minimum income and franchise taxes.

As of December 31, 1997, the Company had net operating loss carryforwards of approximately $206.0 million and $56.0 million available to offset future federal and state taxable income, respectively. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987. Such state carryforwards will expire between 1998 and 2012. Such federal carryforwards will expire

                                   31 CELLNET
between 2001 and 2012. Equity issuances in April 1991 and the Initial Public Offering in 1996 triggered such limitations on loss carryforwards. As of December 31, 1997, approximately $70.0 million of net operating losses remain limited to an annual usage of approximately $36.0 million for federal tax purposes. Based upon the Company's history of operating losses and the expiration dates of the loss carryforwards, the Company has recorded a valuation allowance to the full extent of its net deferred tax assets.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

On September 29, 1997, the Company exchanged $654.1 million aggregate value at maturity of 1997 Notes and 1997 Warrants for $100.3 million in new proceeds and the extinguishment of its $325.0 million aggregate value at maturity of 1995 Notes. The exchange of the 1995 Notes was accounted for as an early extinguishment of debt, resulting in an extraordinary charge of $11.4 million, consisting of the unamortized portion of the debt issuance cost of the 1995 Notes of $4.8 million, $3.5 million attributable to consent fees and other costs related to the extinguishment of the 1995 Notes, and accelerated accretion of interest on the 1995 Notes of $3.1 million.

IMPACT OF THE YEAR 2000

The Company believes that its wireless data communications networks are Year 2000 compliant. Accordingly, the Company expects that the advent of the millennium will have no adverse effect on its network operations. Certain of the Company's legacy computer information systems require modification, upgrade or replacement in order to be Year 2000 compliant. Because these systems are becoming obsolete, the Company has decided to replace them with a new enterprise information system to be installed commencing in the second quarter of 1998 and expects to complete installation in advance of the year 2000. The Company expects to finance over several years most of the costs involved in purchasing and installing the new enterprise information system, which are estimated at approximately $1.5 million for 1998.

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

In 1997, 1996 and 1995, net cash used in the Company's operating activities totaled $57.1 million, $41.2 million and $25.0 million, respectively. Net cash used in operating activities resulted primarily from cash used to fund net operating losses.

In 1997, 1996 and 1995, net cash used for investing activities totaled $53.3 million, $3.7 million and $110.3 million, respectively. The Company's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property and equipment, and purchases, sales and maturities of short-term investments. In 1997 and 1996, net proceeds from the sale and maturation of short-term investments of $17.7 million and $41.1 million, respectively, were used to fund operating activities.

In 1997, 1996 and 1995, net cash provided by the Company's financing activities totaled $97.2 million, $121.0 million and $170.9 million, respectively, including cash provided by the private sale of the Company's equity securities of $1.2 million in 1995. In June and November 1995, the Company received an aggregate of $175.8 million of gross

                                   32 CELLNET
proceeds ($169.9 million in net proceeds) from the private sale of the 1995 Notes and related warrants. During 1996, the Company financed its operations primarily from the proceeds of the offering of the 1995 Notes and 1995 Warrants, together with interest income of $7.4 million. On October 2, 1996, the Company completed its Initial Public Offering in which it sold 5,000,000 shares of its Common Stock at an offering price of $20 per share for net proceeds of $92.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In addition, on October 2, 1996, the Company completed the Direct Placements in which it sold 1,579,404 shares of its Common Stock for proceeds of $28.0 million. On September 24, 1997, the Company received an aggregate of approximately $332.3 million from the sale of the 1997 Notes and 1997 Warrants. All holders of outstanding 1995 Notes tendered and exchanged their 1995 Notes for 1997 Notes having an initial accreted value of $231.0 million. 1997 Warrants to purchase 8,942,517 shares of the Company's Common Stock with an exercise price of $14.30 per share were attached to the 1997 Notes. Aggregate proceeds of $74.5 million were attributable to the 1997 Warrants. The 1997 Notes were issued at an initial accreted value of $257.8 million and will fully accrete to a face value of $654.1 million.

The 1997 Notes were issued at a substantial discount from their aggregate principal amount at maturity of $654.1 million. Although interest is not payable on the 1997 Notes prior to April 1, 2003, the carrying amount of such indebtedness will increase as the original issue discount is amortized through maturity on October 1, 2007. Beginning October 1, 2002, the 1997 Notes will bear interest, payable semi-annually, at a rate of 14% per annum, with payments commencing April 1, 2003. No principal payments on the 1997 Notes are due prior to maturity on October 1, 2007. There is a risk that the Company will not be able to refinance the 1997 Notes prior to the date cash interest payments become due and payable on such Notes or at their maturity date. The Company's ability to refinance the 1997 Notes will depend on prevailing capital market conditions, the Company's performance and financial position and the Company's indebtedness, which is projected to be high. Any inability by the Company to refinance the 1997 Notes would limit the Company's ability to meet its obligations on such 1997 Notes.

As of December 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $148.1 million. As of December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $178.9 million. The decline of $30.8 million was due to increased operating costs and the development and construction of the Company's wireless communications networks, offset by proceeds from the issuance of the 1997 Notes.

Deployments of the Company's wireless communications networks will require substantial additional capital. As of December 31, 1997, the Company was committed to make approximately $89.3 million in capital expenditures for saturation deployment network installations during 1998. In addition, the Company anticipates that it may spend as much as $37.0 million in capital expenditures relating to the installation of its broad deployment network in California, although the exact amount of such expenditures will depend, in part, upon the amount of NMR and other services contracted for. The Company may make additional capital expenditures in connection with the installation of new networks, the expansion of existing networks and/or an acceleration in anticipated network installation schedules. In addition, funds will be required for a number of purposes including, but not limited to, further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered on the CellNet system. The Company expects that cash used for the construction and installation of networks and for the purchase of property and equipment will increase substantially as and when the Company obtains new services agreements or enters into other arrangements for the installation of its networks, and that the Company will require significant amounts of additional capital from external sources. Sources of additional capital for the Company and its subsidiaries may include project or conventional

                                   33 CELLNET
bank financing, including financing provided by utilities to finance the construction of networks being built out primarily for them, public and private offerings of debt and equity securities and cash generated from operating activities. The Company expects that a substantial portion of its future financing will be at the subsidiary level on a project basis. The Company expects to obtain third party financing for the construction of wireless networks, based on the projected cash flow expected to be generated from such projects. The Company expects that the recurring revenue stream from long-term services contracts and other arrangements will support the amortization of debt raised for the project involved, however no assurance can be given that this will occur. The Company does not anticipate deriving any significant cash from such operations for several years.

The Company believes that existing cash, cash equivalents, anticipated interest income, other revenues and expected sources of project financing of approximately $90.0 million will be sufficient to meet its cash requirements for at least the next 12 months. The Company requires and intends to raise a substantial amount of capital in 1998 and expects that it will continue to require substantial amounts of additional capital in the future. The extent of additional financing will depend on the success of the Company's business. The Company expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Indenture or that may be contained in any additional financing arrangements. The Indenture governing the 1997 Notes contains certain covenants that limit the Company's ability to incur additional indebtedness. Future financings may be dilutive to existing stockholders. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures, which could limit the ability of the Company to meet its debt service requirements and could have a material adverse effect on its business and on the value of the Common Stock. See "Risk Factors That May Affect Future Operating Performance -- Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

DEPENDENCE ON AND UNCERTAINTY OF MARKET ACCEPTANCE

The Company's success will be almost entirely dependent on whether established utilities and other parties including new power market participants sign services contracts with CellNet or enter into other arrangements which allow CellNet to install NMR networks servicing a substantial number of meters.

Because automation of utility meter reading and distribution is a relatively new and evolving market and is likely to be significantly affected by deregulation, it is difficult to predict the future growth rate and size of this market. Utilities are testing products from various suppliers for various applications, and no industry standard has been broadly adopted. The CellNet system is one possible solution for automated meter reading and distribution. There can be no assurance that the Company will be successful in achieving the large-scale adoption of its system. In the event that the utilities or other parties including new power market participants do not adopt the Company's technology, or do so less rapidly than expected by the Company, the Company's future results, including its ability to service its indebtedness and achieve positive cash flow or profitability, will be materially and adversely affected. In recent competitive bids, potential electric and gas utility customers have selected competing systems to perform services offered by the Company, and other parties, including energy service providers, may from time to time select competing services in the future. See "Business -- Competition."

During 1997, approximately 88% of the Company's revenues were derived from its contracts with KCPL and UE. Any decision by a utility to utilize the Company's services will involve a significant organizational, technological and

                                   34 CELLNET
financial commitment. The utility industry historically is characterized by long purchasing cycles and cautious decision making. Utilities typically undergo numerous steps before making a final purchase decision. These steps, which can take up to several years to complete, may include the formation of a committee to evaluate the purchase, the review of different technical options with vendors, performance and cost justifications, regulatory review and the creation and issuance of requests for quotes and proposals, as well as the utilities' normal budget approval process. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established utilities, the Company believes that implementation of utility deregulation will ultimately accelerate the utility decision-making process. Purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase the Company's services to date, and there can be no assurance as to when or if the Company will enter into additional services contracts or that any such contracts would be on terms favorable to the Company. See "Business."

With the advent of utility industry deregulation, the Company is seeking opportunities to provide its NMR services to other parties including new power market participants. The Company believes it is well positioned to offer competitive advantages to established utilities and other parties including new power market participants. Although the Company has entered into several contracts with new power market participants and other parties, there can be no assurance that the Company will be able to enter into contracts covering a sufficient number of meters to recoup its costs of deployment, on terms favorable to the Company, or at all. The Company's ability to enter into contracts with other parties including new power market participants depends, in part, on the timing and type of deregulation in each state. The Company also anticipates that, under contracts with other parties including new power market participants, it would build out its networks, at least in part, before the capacity was fully committed. See "Business -- Business Strategy." For these reasons, the Company's ability to obtain financing for the capital expenditures associated with these contracts may be limited. The Company believes, however, that it will be able to defer a significant portion of the required capital expenditures by building out its networks incrementally as needed, and that the new power market participants and other parties would lease or acquire the endpoints from the Company, reducing the Company's costs. The Company also anticipates that its contracts with new power market participants and other parties will be shorter-term than those it has entered into with established utilities, and the revenues may therefore not fully cover the costs of network build-out and associated operating costs. The Company intends to reduce this risk by marketing its services to a wide range of new power market participants and other parties, but there can be no assurance that the Company will be successful in such marketing efforts, or that the new power market participants and other parties will be successful in capturing any significant share of the energy service market.

UNCERTAINTY OF FUTURE REVENUES; NEED FOR ADDITIONAL SERVICES CONTRACTS AND FLUCTUATING OPERATING RESULTS

The timing and amount of future revenues will depend almost entirely upon the Company's ability to obtain new services agreements with established utilities and other parties including new power market participants and upon the successful deployment and operation of the Company's wireless data communications networks. The signing of any new services contracts for saturation and broad deployments is expected to occur on an irregular basis. The Company expects that it will generally take two to four years to complete the installation of each saturation deployment network after a services contract has been signed. Service revenues from both types of such networks are not expected to exceed the Company's capital investments and expenses incurred to deploy and operate such networks for several years. The Company will not begin to receive recurring revenues under a services contract until portions of the network become operational, which is expected to occur in saturation deployments no earlier

                                   35 CELLNET
than six months after the execution of the applicable services contract. The Company's results of operations may be adversely affected by delays or difficulties arising in the network installation process. The cost of network deployments will be highly variable and depend upon a wide variety of factors, including radio frequency characteristics, the size of a service territory and density of endpoints within such territory, the nature and sophistication of services being provided, the cost of spectrum acquisition, local labor rates and other economic factors.

CellNet currently derives almost all of its revenues from long-term services contracts with a limited number of established utilities. The Company will not generate sufficient cash flow to service its indebtedness or achieve profitability unless it enters into additional services contracts covering a significant number of additional meters. There can be no assurance that the Company will complete commercial deployments of the CellNet system under current services contracts successfully or that it will obtain enough additional services contracts on satisfactory terms for network deployments in a sufficient number of locations to allow the Company to achieve adequate cash flow to service its indebtedness or achieve positive cash flow or profitability. The Company's operating results will fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including the rate at which established utilities and new power market participants enter into new services contracts, general economic conditions, economic conditions in the utility industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by the Company or its competitors, the mix of services sold, pricing changes and new service introductions by the Company and its competitors and prices charged by suppliers. In response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or enter into strategic relationships or investments that could result in a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTY OF ACCEPTANCE OF AND DEPENDENCE ON OTHER APPLICATIONS

The Company's long-term business plan contemplates the generation of a significant percentage of future revenues from non-utility services. The Company believes its future ability to service its indebtedness and to achieve profitability will depend, in part, upon its success in generating substantial revenues from such additional services. The Company currently has no services contracts which provide for the implementation of such services, and the Company has not yet deployed any such services on a commercial scale. In addition, unless the Company is successful in deploying its wireless networks in targeted service areas, the Company may not be able to offer any such services in such areas or may be able to offer these services only on a limited basis.

DEPENDENCE ON BUSINESSES RELATIONSHIPS

A key element of the Company's business strategy is the formation of corporate relationships with leading companies. The Company is currently investing, and plans to continue to invest, significant resources to develop these relationships. The Company believes that its success in penetrating markets for utility and non-utility applications of its network will depend in large part on its ability to maintain these relationships and to cultivate additional or alternative relationships. There can be no assurance that the Company will be able to develop additional corporate relationships with such companies, that existing relationships will continue or be successful in achieving their purposes or that such companies will not form competing arrangements. See "Business -- Business Strategy -- Form Strategic Alliances."

                                   36 CELLNET

SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT; SUBSTANTIAL FUTURE CAPITAL
NEEDS

The Company has substantial outstanding indebtedness, including $654.1 million in aggregate principal amount at maturity of the 1997 Notes. The Company will be required to pay cash interest on the 1997 Notes commencing April 1, 2003 and repay the 1997 Notes on October 1, 2007. CellNet intends to incur substantial additional indebtedness, primarily in connection with installing future networks. As a result, CellNet will have substantial debt service obligations. The Company's capital expenditures will increase significantly if new services contracts are signed, and the Company expects that its cash flow, in part due to increased capital expenditures, will be increasingly negative over the next several years. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow, which will be affected by a number of factors, including its success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. The Company's ability to generate such cash flow is subject to a number of risks and contingencies. Included among these risks are the possibilities that: (i) the Company may not obtain sufficient additional services agreements or complete scheduled installations on a timely basis, (ii) revenues may not be generated quickly enough to meet the Company's operating costs and debt service obligations, (iii) the operating and/or capital costs associated with the installation and maintenance of the network could be higher than projected, (iv) the Company's wireless systems could experience performance problems, or (v) adoption of the Company's services within a network could be less widespread than anticipated. Accordingly, there can be no assurance as to whether or when the Company's operations will generate positive cash flow or become profitable or whether the Company or its subsidiaries will at any time have sufficient resources to meet their debt service obligations. If the Company is unable to generate sufficient cash flow or obtain alternate liquidity to service its indebtedness, it will have to take actions such as to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, or that effecting any of these strategies would yield sufficient proceeds to make the required payments on the 1997 Notes. In particular, there is a risk that the Company would be unable, if needed, to refinance the 1997 Notes prior to the date cash interest payments become due and payable on the 1997 Notes or at their maturity date, given uncertainty about prevailing capital market conditions, the Company's then performance and financial position and the Company's projected high levels of indebtedness. Such inability to refinance the 1997 Notes could result in cross-defaults under other indebtedness and may limit the Company's ability to meet its obligations on the 1997 Notes.

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

The Company will require substantial additional funds for the development, commercial deployment and expansion of its networks, and for funding operating losses. As of December 31, 1997, the Company had $148.1 million in cash, cash equivalents and short-term investments. The Company intends to raise a substantial amount of additional capital in 1998 and expects that it will continue to require substantial amounts of additional capital in the future. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, the Company may require additional equity or debt financing earlier than

                                   37 CELLNET
estimated in order to fund its working capital and other requirements. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

In the event that the Company is unable to generate sufficient cash flow and is otherwise unable to obtain funds necessary to meet required payments on its indebtedness, the Company could be in default under the terms of the agreements governing its indebtedness. In the event of such default, the holders of such indebtedness would have certain enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against the Company.

HISTORY AND CONTINUATION OF OPERATING LOSSES

The Company has incurred substantial and increasing operating losses since inception. As of December 31, 1997, the Company had an accumulated deficit of $281.6 million, primarily resulting from expenses incurred in the development of the Company's wireless data communications system, marketing of the Company's NMR, distribution automation and other services, the installation of its wireless data communications networks and the payment of other normal operating costs.

The Company does not expect revenues to exceed anticipated operating costs during 1998 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands its research and development and marketing efforts and installs additional networks. The Company expects that its receipt of network service revenues will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. The Company's network service revenues from a particular network are expected to lag significantly behind network installation expenses until such network is substantially complete. If the Company is able to deploy additional networks, the losses created by this lag in revenues are expected to increase until the revenues from the installed networks overtake the costs associated with the deployment and operation of such additional networks. Accordingly, the Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBSTANTIAL AND INCREASING COMPETITION

The emerging market for utility NMR systems, the deregulation of the electric utility industry and the potential market for other applications once a common infrastructure is in place, have led electronics, communications and utility product companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the CellNet system. Deregulation will likely cause competition to increase. The Company believes that its only significant direct competitor in the marketplace at present is Itron, Inc. ("Itron"), an established manufacturer and seller of hand-held and drive-by automated meter reading ("AMR") equipment for utilities. Itron is currently providing to customers its Genesis-TM- system, a radio network system similar to the Company's system, for meter reading purposes.

There may be many potential alternative solutions to the Company's NMR services including traditional wireless solutions. Motorola is an example of a company whose technology might be adapted for NMR and who might become a competitor of the Company. Mtel has announced that it intends to adapt its technology to offer residential services similar to NMR some time in 1999 over its existing paging network, with the development of endpoint

                                   38 CELLNET
radios and network management capabilities being left to other independent companies. Whisper Communications (formerly, a part of Diablo Research) now offers its True 2 Way-TM- fixed-based radio frequency ("RF") architecture communications technology for automated meter reading and other services and has several trials underway. Metricom, a provider primarily of subscriber-based, wireless data communications for users of portable and desktop computers, is currently involved in the AMR market through trials with Whisper Communications. Schlumberger Industries, Inc. ("Schlumberger") and Greenland are among the companies that have conducted, or are in the process of conducting, pilot trials of utility network automation systems. Several companies are offering telephone-based network automated meter reading services or equipment. Among these are International Teldata and American Innovations. Established suppliers of equipment, services and technology to the utility industry such as Asea Brown Boveri and General Electric could expand their current product and service offerings so as to compete directly with the Company, although they have not yet done so. Many of the Company's present and potential future competitors have substantially greater financial, marketing, technical and manufacturing resources, name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. While CellNet believes its technology, including its software, is widely regarded as competitive at the present time, there can be no assurance that the Company's competitors will not succeed in developing products, technologies or software that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if the Company achieves significant success it could draw additional competitors into the market. Traditional providers of wireless services may in the future choose to enter the Company's markets. Such existing and future competition could materially adversely affect the pricing for the Company's services and the Company's ability to sign new services contracts and maintain existing agreements. Competition for services relating to non-utility applications may be more intense than competition for NMR services, and additional competitors may emerge as the Company continues to develop non-utility applications. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "Business -- Competition."

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

The Company's future success will also depend, in part, on its ability to enhance its existing hardware, software and wireless communications technology. The telecommunications industry has been characterized by rapid, significant technological advances. The advent of computer-linked electronic networks, fiber optic transmission,

                                   39 CELLNET
advanced data digitization technology, cellular and satellite communications capabilities and personal communications systems ("PCS") have radically expanded communications capabilities and market opportunities. Future advances may render the Company's technology obsolete or less cost effective than competitive systems or erode the Company's market position. Many companies from diverse industries are seeking solutions for the transmission of data over traditional communications media, including radio and paging, as well as more recently developed media such as cellular and PCS-based networks. Competitors may be capable of offering significant cost savings or other benefits to the Company's customers, and there can be no assurance that the Company will maintain competitive services or obtain appropriate new technologies on a timely basis or on satisfactory terms. The Company's future performance will also depend significantly on its ability to respond to future regulatory changes. See "Business -- Wireless Communications Industry Overview."

The Company's necessary development efforts will require it to make continued substantial investments. The Company has encountered product development delays in the past affecting both software and hardware components of its system. See "Business -- Research and Development."

ACCESS TO RADIO FREQUENCY ("RF") SPECTRUM; REGULATION BY THE FEDERAL COMMUNICATIONS COMMISSION ("FCC")

The Company attempts to obtain exclusive usage of licensed bandwidth and/or secure its own licenses. The Company has focused its spectrum acquisition strategy generally on the largest MSAs and CMSAs in the United States. As of December 31, 1997, the Company had acquired 83 spectrum licenses in the top 60 MSAs/CMSAs. However, sufficient frequency spectrum may not be available to fully enable the delivery of all or a part of the Company's wireless data communications services or the Company may be required to find alternative frequencies. The cost of obtaining such spectrum is currently difficult to estimate and may involve time delays and/or increased cost to the Company. The Company could also be unable to obtain frequency in certain areas. Any of these circumstances could have a material adverse impact on the Company's future ability to provide its network services and on the Company's business, operating results, financial condition and cash flow. See "Business -- Spectrum Regulation."

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

                                   40 CELLNET

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

While the Company intends to offer alternate market services over its private, internal network, some of those services may include the use of the Company's network for private carrier service offerings. The Company's offerings would be structured to comply with FCC rules governing the offering of private carrier services, and each such service offering would need to be reviewed relative to these rules. The FCC's rules currently prohibit the use of the MAS frequencies on which the Company is operating its systems for the provision of common carrier service offerings. In the event that it is determined that a particular service offering does not comply with the rules, the Company may be required to restructure such offering or to utilize other frequencies for the purpose of providing such service. There can be no assurances that the Company will gain access to such other frequencies. Future interpretation of regulations by the FCC or changes in the regulation of the Company's industry by the FCC or other regulatory bodies or legislation by Congress could have a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "Business -- Spectrum Regulation."

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

These proposals have engendered substantial public comment from a wide range of industry sectors currently utilizing the MAS channels, including extensive comments from the Company. The Company has urged, in particular, that there should not be any restrictions imposed on the use of the 928/952 MHz bands in which the Company has developed its network facilities that would unreasonably limit the Company's ability to provide its

                                   41 CELLNET
current and anticipated utility and non-utility service offerings. The Company has also urged that competitive bidding and geographic licensing should not be the primary basis for awarding licenses in this highly encumbered, heavily utilized band. The Company has also supported many of the proposed changes that will make the use of the band more technically efficient, although the Company has also opposed any use of the band that would change its fundamental use for point-to-multipoint fixed operations, and in particular, the use of the band for mobile operations. The Company's positions have substantial support in the record, although the effort to retain the status quo eligibility for the 928/952 MHz band has been opposed by representatives of the utility and transportation industries who would prefer to limit the use of this band solely to private internal networks and to prohibit any private carrier or subscriber-based service offerings.

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

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

The Company is pursuing international markets through BCN, its international joint venture with BEn. The Company has incurred, and anticipates that it will continue to incur, significant and increasing expenses in connection with

                                   42 CELLNET
the establishment of international operations. If revenues generated by international activities are not adequate to offset the expense of establishing and maintaining these activities, the Company's business, operating results, financial condition and cash flow could be materially adversely affected. International demand for the Company's services and systems may not materialize, and where present, is likely to vary by country, based on such factors as the regulatory environment, electric power generating capacity and demand, labor costs, costs of spectrum acquisition and other political and economic conditions. In addition, the Company may confront significant challenges in developing and implementing localized versions of its NMR system due to many factors including the differing standards among utilities on a country by country basis. To date, the Company has limited experience in developing a localized version of its wireless data communications system for foreign markets. The Company believes its ability to establish business alliances in each international market will be critical to its success. There can be no assurance that the Company will be able to successfully develop, market and implement its system in international markets or establish successful business alliances for these markets. In addition, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, any of which could adversely impact the Company's potential international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on its business, operating results, financial condition and cash flow. See "Business -- Pursue International Expansion."

The Company's strategy of pursuing international markets through BCN may involve additional partners in local operating project entities in particular countries. The Company or BCN may not have a majority interest or control of the board of directors of any such local operating project entity. In any such joint venture in which the Company or BCN may determine to participate, there is a risk that the other joint venture partner may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or the Company or BCN or that such partner will not impose the same or similar accounting and financial controls as the Company or BCN. The risk is also present that a joint venture partner may be unable to meet its economic or other obligations and that the Company or BCN may be required to fulfill those obligations. In addition, in any joint venture in which the Company or BCN does not have a majority interest, the Company or BCN may not have control over the operations or assets of such joint venture. Furthermore, the joint venture structure may limit the amount of funds that can be upstreamed to the Company or BCN. See "Business -- Pursue International Expansion."

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

The success of the Company is substantially dependent on its key management and technical personnel, the loss of one or more of whom could adversely affect the Company's business. Substantially all of the Company's employees and officers are employed on an at-will basis. Presently, the Company does not maintain a "key man"

                                   43 CELLNET
life insurance policy on any of its executives or employees. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract or retain highly qualified technical and managerial personnel in the future. An inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

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

Since United States patent applications are maintained in secrecy until patents are issued, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, CellNet cannot be certain that it was the first creator of inventions covered by its issued patents or pending patent applications, that it was the first to file patent applications for such inventions or that no patent conflict will exist with other products or processes which could compete with the Company's products or approach. Despite the Company's efforts to safeguard and maintain these proprietary rights, there can be no assurance that the Company will be successful or that the Company's competitors will not independently develop and patent technologies that are substantially equivalent or superior to the Company's technologies. Participants in the wireless industry, including competitors of the Company, typically seek to obtain patents which will provide as broad a protection as possible for their products and processes. There is a substantial backlog of patents pending at the United States Patent and Trademark Office. It is uncertain whether any such third-party patents will require the Company to alter its products or processes, obtain licenses or cease certain activities. An adverse outcome with regard to a third-party patent infringement claim could subject the Company to significant liabilities, require disputed rights to be licensed or restrict the Company's ability to use such technology. The Company also relies to a substantial degree upon unpatented trade secrets, and no assurance can be given that others, including the Company's competitors, will not independently develop or otherwise acquire substantially equivalent trade secrets. In addition, whether or not additional patents are issued to the Company, others may receive patents which contain claims applicable to products or processes developed by the Company. If any such claims were to be upheld, the Company would require licenses, and no assurance can be given that licenses would be available on acceptable terms, if at all. In addition, the Company could incur substantial costs in defending against suits brought against it by others for infringement of intellectual property rights or in prosecuting suits which the Company might bring against other parties to protect its intellectual property rights. From time to time the Company receives inquiries with respect to the coverage of its intellectual property rights, and there can be no assurance that such inquiries will not develop into litigation. See "Business -- Proprietary Rights."

In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota, alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys' fees and injunctive relief. The Company believes,

                                   44 CELLNET
based on information currently known, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "Business -- Legal Proceedings."

DEPENDENCE ON THIRD-PARTY MANUFACTURERS; EXPOSURE TO COMPONENT SHORTAGES

The Company relies and will continue to rely on outside parties to manufacture a majority of its network equipment such as radio devices and printed circuit boards. As the Company signs additional services contracts, there will be a significant ramp-up in the amount of manufacturing by third parties in order to enable the Company to meet its contractual commitments. There can be no assurance that these manufacturers will be able to meet the Company's manufacturing needs in a satisfactory and timely manner or that the Company can obtain additional manufacturers when and if needed. Although the Company believes alternative manufacturers are available, an inability of the Company to develop alternative suppliers quickly or cost-effectively could materially impair its ability to manufacture and install systems. The Company's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. Although the Company believes that these manufacturers would have an economic incentive to perform such manufacturing for the Company, the quality, amount and timing of resources to be devoted to these activities is not within the control of the Company, and there can be no assurance that manufacturing problems will not occur in the future. A significant price increase, a quality control problem, an interruption in supply from one or more of such manufacturers or the inability to obtain additional manufacturers when and if needed could have a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "Business -- Manufacturing and Operations."

Certain of the Company's subassemblies, components and network equipment are procured from single sources and others are procured only from a limited number of sources. In addition, CellNet may be affected by general shortages of certain components, such as surface mounted integrated circuits and memory chips. There have been shortages of such materials generally in the marketplace from time to time in the past. The Company's reliance on such components and on a limited number of vendors and subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and cost. A significant price increase or interruption in supply from one or more of such suppliers could have a material adverse effect on the Company's business, operating results, financial condition and cash flow. Although the Company believes alternative suppliers of sub-assemblies, components and network equipment are available, the inability of the Company to develop alternative sources quickly or cost-effectively could materially impair its ability to manufacture and install systems. Lead times can be as long as a year for certain components, which may require the Company to use working capital to purchase inventory significantly in advance of receiving any revenues. See "Business -- Manufacturing and Operations."

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

                                   45 CELLNET

POSSIBLE TERMINATION OF CONTRACTS

The Company expects that a substantial portion of its future revenues will be provided pursuant to services contracts of various kinds. These contracts will generally be subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on CellNet's part to meet agreed NMR performance standards on a consistent basis over agreed time periods, subject to certain rights to cure any such failure. Each of the Company's existing utility services contracts provides for termination of such contracts by the respective utility without cause in less than ten years, subject to certain reimbursement provisions. Such contracts also provide that CellNet will be required to compensate such utilities for the use of its system for non-utility applications. Future services contracts with utilities and new power market participants may contain similar provisions. In the event that such a services contract is terminated, the Company would almost certainly incur substantial losses. In addition, the Company anticipates that any contracts with new power market participants will have shorter terms than the Company's existing utility contracts. A network's service revenues are not expected to exceed the Company's capital investments to deploy such network for several years. Termination or cancellation of one or more services contracts would have a material adverse effect on the Company's business, results of operations, financial condition and cash flow. See "Business -- Current Utility Services Agreements."

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

LITIGATION

In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunction relief. The Company believes, based on its current information, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on its results of operations or financial condition.

In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL, ET AL., No. 398464, filed in the Superior Court of California for the County of San Mateo was dismissed on February 9, 1998, without leave to amend. A second complaint, also filed in the same Court, of HOWARD FIENMAN AND GERALD SAPSOWITZ
V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398560, was earlier voluntarily dismissed with prejudice. These complaints, purported class actions filed on behalf of the Company's stockholders against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering, sought unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged

                                   46 CELLNET
generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/ or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron was likely to ensue.

In 1995, Century Telephone Enterprises, Inc. ("Century Telephone") filed a petition before the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office for cancellation of the Company's "CellNet" trademark registration. The parties have agreed to settle the matter under arrangements whereby Century Telephone will withdraw its petition for cancellation and the Company will purchase from Century Telephone their rights to the "CellNet" trademark now registered in Century Telephone's name. The settlement is pending execution of settlement documents.

POSSIBLE VOLATILITY OF STOCK PRICE

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

POTENTIAL ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE

A substantial portion of the Company's Common Stock is presently eligible for immediate sale in the public market subject, in the case of certain shares, to the limitations of Rules 144, 144(k) or 701 under the Securities Act. In addition, the holders of a significant number of such shares of Common Stock are entitled to certain registration rights with respect to such shares and the number of shares sold in the public market could increase substantially upon exercise of such registration rights.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

                                   47 CELLNET

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      [LOGO]

INDEPENDENT AUDITORS' REPORT

CellNet Data Systems, Inc.:

We have audited the accompanying consolidated balance sheets of CellNet Data Systems, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CellNet Data Systems, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 2, 1998

                                   48 CELLNET

                           CELLNET DATA SYSTEMS, INC.

CONSOLIDATED
      BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------------------

DECEMBER 31,                                                              1997      1996
------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                             $111,112  $124,232
  Short-term investments                                                  36,946    54,643
  Accounts receivable -- trade                                             1,519       850
  Accounts receivable -- other                                             5,123     1,264
  Prepaid expenses and other                                               2,060     1,124
------------------------------------------------------------------------------------------
    Total current assets                                                 156,760   182,113
Network components and inventory                                          24,225    11,211
Networks in progress -- net                                               92,308    48,426
Property -- net                                                           16,061    12,236
Debt issuance costs and other -- net                                       4,631     5,565
------------------------------------------------------------------------------------------
Total assets                                                            $293,985  $259,551
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                      $ 11,706  $  8,133
  Accrued compensation and related benefits                                2,189     2,371
  Accrued liabilities                                                      2,655       950
  Current portion of capital lease obligations                               466       308
------------------------------------------------------------------------------------------
    Total current liabilities                                             17,016    11,762
------------------------------------------------------------------------------------------
Senior notes -- 1997, 14% and 1996, 13%                                  268,673   207,178
Deferred revenue                                                           5,620        --
Capital lease obligations -- net                                             412       366
Commitments and contingencies (Notes 9 and 10)
Stockholders' equity:
  Preferred stock -- $.001 par value; 15,000,000 shares authorized; no
    shares outstanding                                                        --        --
  Common stock -- $.001 par value; 100,000,000 shares authorized;
    shares outstanding: 1997, 41,845,475; 1996, 38,537,517               209,996   205,793
  Notes receivable from sale of common stock                                (676)     (814)
  Warrants                                                                74,546     2,984
  Accumulated deficit                                                   (281,599) (167,715)
  Net unrealized loss on short-term investments                               (3)       (3)
------------------------------------------------------------------------------------------
    Total stockholders' equity                                             2,264    40,245
------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                              $293,985  $259,551
------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   49 CELLNET

                           CELLNET DATA SYSTEMS, INC.

CONSOLIDATED
      STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                                  1997      1996      1995
----------------------------------------------------------------------------------------------------

Revenues:

  Network service revenues                                              $  5,060  $  1,210  $     35

  Product revenues                                                           493       368     1,663

  Other revenues                                                             289        91       428
----------------------------------------------------------------------------------------------------

    Total revenues                                                         5,842     1,669     2,126
----------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of network operations                                              18,322     8,100     3,671

  Cost of product and other revenues                                         585       329     1,294

  Research and development                                                27,524    25,394    20,883

  Marketing and sales                                                     10,148     6,021     4,114

  General and administrative                                              15,670    12,036     6,258

  Depreciation and amortization                                           11,973     6,123     2,295
----------------------------------------------------------------------------------------------------

    Total costs and expenses                                              84,222    58,003    38,515
----------------------------------------------------------------------------------------------------

Loss from operations                                                     (78,380)  (56,334)  (36,389)

Equity in loss of unconsolidated affiliate                                (2,834)       --        --

Other income (expense):

  Interest income                                                          8,190     7,372     4,590

  Interest expense, net of capitalized interest                          (29,334)  (23,823)   (9,320)

  Other -- net                                                              (108)       96       166
----------------------------------------------------------------------------------------------------

Total other income (expense)                                             (21,252)  (16,355)   (4,564)
----------------------------------------------------------------------------------------------------

Loss before income taxes and extraordinary loss on early
    extinguishment of 1995 Senior Notes                                 (102,466)  (72,689)  (40,953)

Provision for income taxes                                                     1         5         3
----------------------------------------------------------------------------------------------------

Loss before extraordinary loss on early extinguishment of 1995 Senior
    Notes                                                               (102,467)  (72,694)  (40,956)

Extraordinary loss on early extinguishment of 1995 Senior Notes          (11,417)       --        --
----------------------------------------------------------------------------------------------------

Net loss                                                                ($113,884) ($72,694) ($40,956)
----------------------------------------------------------------------------------------------------

Basic and diluted earnings per share:

Loss per share before extraordinary loss on early extinguishment of
    1995 Senior Notes                                                   ($  2.59) ($  6.08) ($ 13.93)

Extraordinary loss on early extinguishment of 1995 Senior Notes            (0.29)       --        --
----------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                                      ($  2.88) ($  6.08) ($ 13.93)
----------------------------------------------------------------------------------------------------

SHARES USED IN COMPUTING NET LOSS PER SHARE                               39,506    11,963     2,939
----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   50 CELLNET

                           CELLNET DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF
      STOCKHOLDERS' EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                       NET
                                                                                                   UNREALIZED
                           CONVERTIBLE                             NOTES                           GAIN (LOSS)
                         PREFERRED STOCK       COMMON STOCK      RECEIVABLE                         ON SHORT-
                       -------------------- ------------------- FROM SALE OF           ACCUMULATED    TERM
                         SHARES     AMOUNT    SHARES    AMOUNT  COMMON STOCK  WARRANTS   DEFICIT   INVESTMENTS    TOTAL
-------------------------------------------------------------------------------------------------------------------------
BALANCES, January 1,
 1995                    9,008,518 $ 25,990  2,716,166 $ 26,790    ($284)          $10   ($ 54,065)    ($5)     ($  1,564)

Sale of Series DD
 preferred stock (net
 of issuance costs of
 $31)                      128,157    1,205         --       --       --            --          --     --           1,205
Common stock issued
 under stock plans              --       --  2,318,096      818     (628)           --          --     --             190
Common stock warrants
 issued in connection
 with 1995 Senior
 Notes                          --       --         --       --       --         2,974          --     --           2,974
Collection of notes
 receivable                     --       --         --       --       46            --          --     --              46
Net unrealized gain on
 short-term
 investments                    --       --         --       --       --            --          --      2               2
Net loss                        --       --         --       --       --            --     (40,956)     --        (40,956)
-------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31,
 1995                    9,136,675   27,195  5,034,262   27,608     (866)        2,984     (95,021)     (3)       (38,103)

Sale of common stock
 in public offering
 (net of issuance
 costs of $7,841)               --       --  5,000,000   92,159       --            --          --     --          92,159
Exercise of Series BB
 warrants                1,410,600    1,179         --       --       --            --          --     --           1,179
Conversion of Series
 CC redeemable
 preferred stock upon
 public offering                --       --  6,431,536   29,486       --            --          --     --          29,486
Conversion of Series
 AA, BB, and DD
 preferred stock upon
 public offering       (10,547,275)  (28,374) 19,683,950   28,374       --          --          --     --              --
Common stock issued
 under stock plans              --       --    866,775      186       --            --          --     --             186
Sale of common stock
 in private placements          --       --  1,579,404   28,000       --            --          --     --          28,000
Repurchase of common
 stock                          --       --    (58,410)      (20)       --          --          --     --             (20)
Collection of notes
 receivable                     --       --         --       --       52            --          --     --              52
Net loss                        --       --         --       --       --            --     (72,694)     --        (72,694)
-------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31,
 1996.................          --       -- 38,537,517  205,793     (814)        2,984    (167,715)     (3)        40,245

Exercise of common
 stock warrants issued
 in connection with
 1995 Senior Notes              --       --  2,599,986    2,987       --        (2,974)          --     --             13
Expiration of common
 stock warrants                 --       --         --        9       --            (9)          --     --             --
Common stock issued
 under stock plans              --       --    707,972    1,207       --            --          --     --           1,207
Common stock warrants
 issued in connection
 with 1997 Senior
 Notes                          --       --         --       --       --        74,545          --     --          74,545
Collection of notes
 receivable                     --       --         --       --      138            --          --     --             138
Net loss                        --       --         --       --       --            --    (113,884)     --       (113,884)
-------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31,
 1997                           -- $     -- 41,845,475 $209,996    ($676)      $74,546   ($281,599)    ($3)     $   2,264
-------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   51 CELLNET

                           CELLNET DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF
      CASH FLOWS

(IN THOUSANDS)
------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                                  1997       1996       1995
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              ($113,884) ($ 72,694) ($40,956)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                          11,973      6,123     2,295
    Accretion on senior notes                                              28,631     23,113     9,207
    Write-off of remaining 1995 Senior Note debt issuance costs             4,791         --        --
    Accelerated accretion on 1995 Senior Notes                              3,127         --        --
    1997 Senior Notes issued as non-cash consent fees                         912         --        --
    Amortization of debt issuance costs                                       566        600       256
    Loss (gain) on disposition of property                                     59         (1)       57
    Equity in loss of unconsolidated affiliate                              2,834         --        --
    Changes in:
      Accounts receivable -- trade                                           (669)       310      (457)
      Accounts receivable -- other                                         (3,859)      (306)     (958)
      Prepaid expenses and other                                             (936)      (184)     (692)
      Accounts payable                                                      3,573        892     5,191
      Accrued compensation and related benefits                              (182)     1,018       951
      Accrued liabilities and deferred revenue                              5,969        (31)       92
------------------------------------------------------------------------------------------------------
        Net cash used for operating activities                            (57,095)   (41,160)  (25,014)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Network components and inventory                                        (13,014)       453    (9,518)
  Purchase of property                                                    (10,668)    (9,012)   (6,222)
  Proceeds from sale of property                                               20         11        --
  Networks in progress                                                    (45,391)   (35,944)  (10,811)
  Investment in unconsolidated affiliate                                   (1,478)        --        --
  Purchase of short-term investments                                      (43,139)  (329,674) (285,802)
  Proceeds from sales and maturities of short-term investments             60,836    370,810   202,030
  Other assets                                                               (419)      (309)       --
------------------------------------------------------------------------------------------------------
        Net cash used for investing activities                            (53,253)    (3,665) (110,323)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Senior Notes and warrants                                   100,324         --   175,837
  Debt issuance costs for Senior Notes                                     (4,004)      (210)   (5,902)
  Repayment of capital lease obligations                                     (450)      (307)     (524)
  Proceeds from sale of preferred stock and warrants                           --      1,179     1,205
  Proceeds from sale of common stock, net of repurchases                    1,220    120,325       190
  Collection of note receivable from sale of common stock                     138         52        46
------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                          97,228    121,039   170,852
------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (13,120)    76,214    35,515
CASH AND CASH EQUIVALENTS, Beginning of year                              124,232     48,018    12,503
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, End of year                                  $ 111,112  $ 124,232  $ 48,018
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases                          $     654  $     161  $    798
  Sale of common stock for notes receivable                             $      --  $      --  $    628
  Conversion of preferred stock into common stock                       $      --  $  57,860  $     --
  Capitalized interest on networks in progress                          $   3,047  $   1,537  $    458
  Exchange of 1995 Senior Notes for 1997 Senior Notes                   $ 231,039  $      --  $     --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                $     113  $     110  $    113
  Cash paid for income taxes                                            $       1  $       5  $      3
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   52 CELLNET

                           CELLNET DATA SYSTEMS, INC.

NOTES TO CONSOLIDATED

                  FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

   The Company provides its services to utility companies, energy service providers and other customers pursuant to contract. The contracts vary in length, generally, from 5 to 20 years. Utilities have up to two 5-year renewal options in certain instances on substantially similar terms. Utilities also have the option in certain instances to terminate their contracts early at various times during the initial term, commencing as early as the seventh contract year under the longer term contracts, upon payment of specified amounts which are intended to allow the Company to recover its then unamortized network endpoint costs based upon agreed prices for such equipment. No assurance can be given that any such renewal and/or early termination options will or will not be exercised.

   The Company completed the installation of a network to provide network meter reading and other services to Kansas City Power & Light Company in 1996, installed additional meters on the network in 1997 and expects to install additional meters on the network in 1998. The Company has also installed a network for Pacific Gas & Electric Company and is in the process of substantially expanding a network installed for Puget Sound Energy, Inc. The Company is currently installing networks for Union Electric Company and for Northern States Power Company and has entered into a services agreement with Indianapolis Power & Light Company for the installation of a network in its service area. The Company is also beginning to install a network in California to serve the needs of various energy service providers in that market.

   The Company does not expect to receive revenues sufficient to meet anticipated operating costs and expenses during 1998. Management plans to significantly increase operations through the installation of additional networks for other utility companies and other nonutility clients and intends to fund these operations through additional debt and equity financing.

   CONSOLIDATION. The accompanying consolidated financial statements include the accounts of CellNet Data Systems, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

   FINANCIAL STATEMENT ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

                                   53 CELLNET
   reported amounts of assets, liabilities, revenues and expenses during the reporting period. Such estimates include the level of inventory reserves for obsolete, slow moving or nonsalable network components and inventory, evaluation of network assets for impairment, accrued liabilities and a valuation allowance against net deferred tax assets. Actual results could differ from those estimates.

   CASH EQUIVALENTS. Cash equivalents are highly liquid debt instruments acquired with an original maturity of three months or less. The recorded carrying amounts of the Company's cash equivalents approximate their fair market value.

   SHORT-TERM INVESTMENTS. Short-term investments represent debt and equity securities which are stated at fair value. All short-term investments are classified as available-for-sale. Any temporary difference between an investment's amortized cost and its market value is recorded as a separate component of stockholders' equity until such gains or losses are realized. Gains or losses on the sale of securities are computed using the specific identification method.

   STOCK-BASED COMPENSATION. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

   CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company sells its products and services and installs its networks primarily to utility companies in the United States. To reduce credit risk related to accounts receivable, the Company periodically evaluates its customers' financial condition. Collateral is generally not required. Two customers accounted for 57% and 31% of trade accounts receivable at December 31, 1997 and for 47% and 41% of revenues for the year then ended. The same two customers accounted for 33% and 22% of trade accounts receivable at December 31, 1996 and for 69% and 21% of revenues for the year then ended. Two customers accounted for 64% and 29% of revenues for the year ended December 31, 1995. Concentration of credit risk is expected to decrease as the Company deploys additional networks and provides its services to an increasing number of customers.

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

   NETWORK COMPONENTS AND INVENTORY. Network components and inventory are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1997, network components and inventories consist primarily of purchased and in-process materials to be included in the Company's installed networks. Once the assembly process is complete, the inventory item is transferred to a particular network location.

   NETWORKS IN PROGRESS, NET. Networks in progress, which are stated at cost, include both equipment assembled at the Company and systems partially installed at customer sites. Interest is capitalized using the Company's cost of debt until the point in the installation at which each network begins generating revenue. (Accordingly, $3,047,000, $1,537,000 and $458,000 of interest was capitalized during 1997, 1996 and 1995, respectively.) Depreciation is computed on a straight-line basis over the shorter of the estimated useful lives of the network assets or the contract's life from initial revenue generation until contract termination. Depreciation commences when the network begins generating significant revenue, typically when network installation is

                                   54 CELLNET
   approximately 50% complete. At December 31, 1997 and 1996, accumulated depreciation was $6,212,000 and $1,657,000, respectively.

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Implementation did not have a material impact on the Company's financial statements.

   PROPERTY. Property and leasehold improvements are stated at cost. Depreciation and amortization are computed on a straight-line basis over estimated useful lives of three to five years or the capital lease term, if shorter.

   INVESTMENT IN UNCONSOLIDATED AFFILIATE. The investment is accounted for using the equity method. Equity in loss of unconsolidated affiliate is based upon the Company's beneficial interest.

   DEBT ISSUANCE COSTS. Debt issuance costs associated with the senior notes (see Note 6) are capitalized and amortized using the effective interest method over the lives of the related debt.

   RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in fiscal 1998.

   REVENUE RECOGNITION. Network service revenue, associated with installed networks, is recognized in the period of service. Product revenue is recognized upon product shipment.

   The Company and a utility customer have entered into a joint marketing and licensing agreement for the purpose of jointly developing and marketing utility automation and utility management services utilizing the Company's wireless data communications network deployed in the customer's service area. The Company has received a license fee of $6,000,000 for the use of certain of the Company's network interface technology and has agreed to pay the customer certain marketing service and incentive fees based upon network revenues and upon revenues received from the sale of the services being developed and marketed. The customer has the right to terminate the agreement at any time prior to January 1, 2000 and to require the Company to refund the license fee less the amount of any marketing service and incentive fees previously paid. The amount of the license fee is recorded as deferred revenue and is being recognized over the term of the agreement.

   FAIR VALUE OF FINANCIAL INSTRUMENTS. The recorded carrying amounts of the Company's financial instruments, namely cash and cash equivalents and short-term investments, approximate their fair value. The estimated fair value of the Company's 1997 Senior Notes was approximately $223,350,000 at December 31, 1997. The estimated fair value of the Company's 1995 Senior Notes was approximately $224,250,000 at December 31, 1996. The fair values of cash equivalents and short-term investments are based on quoted market prices, and the estimated fair value of the Senior Notes is based on information provided by the initial purchaser of the original notes.

                                   55 CELLNET

   NET LOSS PER SHARE. During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE and, retroactively, restated the 1996 and 1995 earnings per share (EPS) for the change. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS for all periods presented is computed by dividing net loss by the weighted average of common shares outstanding (excluding shares subject to repurchase -- see Note 7). Diluted EPS for all periods presented was computed the same as basic EPS since all other potential dilutive securities are excluded as they are anti-dilutive.

   RECLASSIFICATIONS. Certain reclassifications have been made to the 1996 amounts to conform to the 1997 presentation.

2.  SHORT-TERM INVESTMENTS

   The fair value and the amortized cost of short-term investments at December 31, 1997 and 1996 are presented below. Fair values are based on quoted market prices obtained from the Company's broker. All of the Company's short-term investments are classified as available-for-sale, since the Company intends to sell them as needed for operations. The tables present the unrealized holding gains and losses related to each category of investment security (in thousands).

-------------------------------------------------------------------------------------------

                                                            Unrealized Unrealized
                                                 Amortized   Loss on    Gain on    Market
DECEMBER 31, 1997                                  Cost     Investment Investment   Value
-------------------------------------------------------------------------------------------

Certificates of deposit                          $   7,298        ($4)       $--  $   7,294

Auction-rate preferred stock                        27,700         --         --     27,700

Corporate debt securities                          113,016         --          1    113,017
-------------------------------------------------------------------------------------------

Total                                              148,014         (4)         1    148,011

Less amounts included in cash and equivalents     (111,065)        --         --   (111,065)
-------------------------------------------------------------------------------------------

                                                 $  36,949        ($4)        $1  $  36,946
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                                            Unrealized Unrealized
                                                 Amortized   Loss on    Gain on    Market
DECEMBER 31, 1996                                  Cost     Investment Investment   Value
-------------------------------------------------------------------------------------------

Certificates of deposit                          $   2,002        $--        $--  $   2,002

Auction-rate preferred stock                        33,550         --         --     33,550

Corporate debt securities                          141,107         (4)         1    141,104
-------------------------------------------------------------------------------------------

Total                                              176,659         (4)         1    176,656

Less amounts included in cash and equivalents     (122,013)        --         --   (122,013)
-------------------------------------------------------------------------------------------
                                                 $  54,646        ($4)        $1  $  54,643
-------------------------------------------------------------------------------------------

                                   56 CELLNET

   The final maturity periods of short-term investments at December 31, 1997 are as follows (in thousands):

--------------------------------------------------------------------------------------

                                                    Market Value of Maturities
                                            ------------------------------------------
                                                        Five to    Greater
                                             Within       Ten       Than
                                            One Year     Years    10 Years     Total
--------------------------------------------------------------------------------------

Certificates of deposit                     $   7,294  $      --  $      --  $   7,294

Auction-rate preferred stock                       --     12,700     15,000     27,700

Corporate debt securities                     113,017         --               113,017
--------------------------------------------------------------------------------------

Total                                         120,311     12,700     15,000    148,011

Less amounts included in cash and cash
 equivalents                                 (111,065)        --         --   (111,065)
--------------------------------------------------------------------------------------

                                            $   9,246  $  12,700  $  15,000  $  36,946
--------------------------------------------------------------------------------------

   All short-term investments with final maturities exceeding one year have provisions requiring their repurchase at par at the option of the holder and for adjustment to market rates of interest on at least an annual basis. The Company treats such investments as having a maturity of one year or less for purposes of compliance with investment limitations provided in its Senior
   Note Indenture (see Note 6).

3.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

   In 1996, the Company entered into a joint venture with Bechtel Enterprises, Inc. to deploy the Company's technology outside the United States. The Company participates in a joint venture, BCN Data Systems L.L.C. (BCN), and generally is allocated 50% of BCN's net income or loss. The investment in BCN is accounted for using the equity method. For the year ended December 31, 1997, the Company recognized $2,834,000 as its share of BCN's losses. In 1997, the Company made capital contributions of $1,478,000, and the Company's share of BCN's losses in excess of such capital contributions is recorded in accrued liabilities (see Note 5).

   Under a license and consulting services agreement completed in 1997, BCN has agreed to reimburse the Company for certain costs incurred by the Company in adapting the Company's technology for use by BCN outside the United States. In 1997, the Company recorded $2,755,000 as an offset to research and development expenses for such reimbursable costs, and at December 31, 1997, the Company had a receivable from BCN for the same amount, which is included in accounts receivable -- other. In addition, the Company sold its operating subsidiary, DAC (UK) Limited, at cost to BCN.

                                   57 CELLNET

4.  PROPERTY

   Property consists of (in thousands):

---------------------------------------------------------------------------------------

DECEMBER 31,                                                         1997       1996
---------------------------------------------------------------------------------------

Office furniture and equipment                                     $  14,944  $   9,129

Manufacturing equipment and tools                                     11,338      8,065

Engineering equipment                                                  4,969      2,942

Vehicles                                                                 231        204
---------------------------------------------------------------------------------------

Total                                                                 31,482     20,340

Accumulated depreciation and amortization                            (15,421)    (8,104)
---------------------------------------------------------------------------------------

Total                                                              $  16,061  $  12,236
---------------------------------------------------------------------------------------

5.  ACCRUED LIABILITIES

   Accrued liabilities consist of (in thousands):

------------------------------------------------------------------------------------------

DECEMBER 31,                                                            1997       1996
------------------------------------------------------------------------------------------

Loss in excess of investment in unconsolidated affiliate (see Note
 3)                                                                   $   1,356  $      --

Deferred revenue                                                            620        150

Professional services                                                       332        276

Accrued contractual obligations                                             195        277

Other                                                                       152        247
------------------------------------------------------------------------------------------

Total                                                                 $   2,655  $     950
------------------------------------------------------------------------------------------

6.  SENIOR NOTES

   1995 NOTES. In 1995, the Company received $175,837,000 in gross proceeds from the issuance and private placement of $325,000,000 aggregate principal amount at maturity of its 13% Senior Notes due June 15, 2005 and related warrants to purchase 2,600,000 shares of common stock at $0.005 per share (the Notes and 1995 Warrants). Aggregate proceeds of $2,974,000 were attributed to the 1995 Warrants. The unregistered Notes were subsequently exchanged for an equal number of Series B 13% Senior Notes with identical terms (the 1995 Notes) registered under the Securities Act of 1933, as amended (the Securities Act).

   1997 NOTES. On September 29, 1997, the Company raised $100,324,000 in gross proceeds from the sale and issuance of 14% Senior Notes due 2007 (the 1997 Notes). All holders of outstanding 1995 Notes tendered and exchanged their 1995 Notes for 1997 Notes having an initial accreted value of $231,039,000. All outstanding 1995 Warrants were exercised prior to expiration in 1997. Warrants to purchase 8,942,517 shares of the Company's Common Stock (the 1997 Warrants) with an exercise price of $14.30 per share were attached to the 1997 Notes. Aggregate proceeds of $74,545,000 were attributed to the 1997 Warrants. The 1997 Notes were issued at an initial accreted value of $257,730,000 and will fully accrete to a face value of $654,133,000

                                   58 CELLNET
   on October 1, 2002. From and after October 1, 2002, the 1997 Notes will begin to accrue interest payable in cash at an annual rate of 14% payable each April 1 and October 1, commencing April 1, 2003.

   The 1997 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002 at specified redemption prices for the relevant year of redemption, plus accrued and unpaid interest to the date of redemption. In addition, the Company may redeem in cash at its option at any time prior to October 1, 2000 up to 25% of the aggregate principal amount of the 1997 Notes at 114% of the accreted value thereof on the date of redemption plus accrued and unpaid interest, if any, from the proceeds of a public equity offering (as defined) provided that after any such redemption at least $490,599,750 aggregate principal amount at maturity of the 1997 Notes remains outstanding. There are no sinking fund requirements. In the event of a change of control (as defined), each holder of the 1997 Notes has the option to require the Company to repurchase such holder's 1997 Notes at 101% of the accreted value thereof on the date of repurchase (if prior to October 1, 2002) or 101% of the aggregate principal face amount thereof, plus accrued and unpaid interest, if any, to the repurchase date (if on or after October 1, 2002).

   The 1997 Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and PARI PASSU with all existing and future senior indebtedness of the Company. The Indenture pursuant to which the 1997 Notes were issued contains certain covenants that, among other things, limit the ability of the Company to make dividend payments, make investments (including investments in affiliates), repurchase outstanding shares of stock, prepay other debt obligations, incur additional indebtedness, effect asset dispositions, engage in sale and leaseback transactions, consolidate, merge or sell all or substantially all of the Company's assets, or engage in transactions with affiliates, or effect certain transactions by its restricted subsidiaries (as defined). The Company was in compliance with the financial covenants of the Indenture at December 31, 1997.

   EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. On September 29, 1997, the Company exchanged $654,133,000 aggregate value at maturity 1997 Notes and 1997 Warrants for $100,324,000 of new proceeds and the extinguishment of its $325,000,000 aggregate value at maturity of the 1995 Notes. The exchange of the 1995 Notes was accounted for as an early extinguishment of debt, resulting in an extraordinary charge of $11,417,000, consisting of the unamortized portion of the debt issuance cost of the 1995 Notes of $4,791,000, $3,499,000 attributable to consent fees and other costs related to the extinguishment of the 1995 Notes and accelerated accretion of interest on the 1995 Notes of $3,127,000.

   In December 1997, the Company exchanged the unregistered 1997 Notes for an equal number of Series B 14% Senior Discount Notes with identical terms (the New 1997 Notes) registered under the Securities Act. Costs associated with the Company's registration of the New 1997 Notes under the Securities Act have been capitalized as part of debt issue costs.

7.  STOCKHOLDERS' EQUITY

   All shares and per-share amounts have been adjusted to reflect a two-for-one split effected in 1996.

   CONVERTIBLE PREFERRED STOCK. In conjunction with the initial public offering of the Company's common stock, all outstanding shares of convertible preferred stock were converted into common stock upon the closing of the offering.

                                   59 CELLNET

   COMMON STOCK. At December 31, 1997, the Company had reserved shares of common stock for issuance as follows:

-------------------------------------------------------------------------------------

Issuance under employee stock purchase plan                                 1,036,899

Issuance upon exercise of common stock warrants                             8,992,517

Issuance under stock option plans                                           3,594,986
-------------------------------------------------------------------------------------

Total                                                                       13,624,402
-------------------------------------------------------------------------------------

   RESTRICTED STOCK. Certain officers, employees and consultants exercised stock options with cash or full recourse notes. The related shares of common stock continue to vest in accordance with the terms of the stock option. The related notes bear interest at rates ranging from 6.04% to 7.92% and are due in 1999 through 2000. At December 31, 1997, 768,028 outstanding shares of such stock were subject to repurchase.

   1996 EMPLOYEE STOCK PURCHASE PLAN. In 1996, the Company adopted an Employee Stock Purchase Plan (the Plan). A total of 1,200,000 shares of common stock are reserved for issuance under the Plan. Under the Plan, the Company withholds a specified percentage of each salary payment to participating employees over certain offering periods. Unless the Board of Directors determines otherwise, each offering period runs for six months, from November 1 to April 30 and from May 1 to October 31, except that the first offering period commenced on September 26, 1996 and ended on April 30, 1997. The price at which common stock may be purchased under the Plan is equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is lower. In 1997, 163,101 shares were issued under the Plan at a weighted average price of $6.38 per share. At December 31, 1997, 1,036,899 shares remain available for issuance under the Plan.

   WARRANTS. At December 31, 1997, the following warrants to purchase common stock were outstanding:

   Warrants to purchase 50,000 shares of common stock at $2.00 per share. The warrants expire on February 24, 1999, or, with written notice from the Company, two days prior to (a) the merger of the Company with or into a corporation as a result of which the stockholders of the Company hold less than 50% of the equity securities of the surviving corporation or its parent (unless the securities received are freely tradable and listed on a national securities exchange or on the NASDAQ National Market System), (b) the sale, conveyance or disposition of all or substantially all of the assets of the Company or (c) the liquidation, dissolution or winding up of the Company.

   Warrants to purchase 8,942,517 shares of common stock at $14.30 per share were granted in connection with the issuance and sale in 1997 of the Company's 14% Senior Notes (see Note 6). The warrants are exercisable commencing on September 29, 1998 and expire on October 1, 2007.

   STOCK OPTION PLANS. The Company has stock option plans (the Plans) under which shares are reserved for issuance to officers, directors, employees and consultants. Under the Plans, both incentive and nonstatutory stock options to purchase common stock may be granted or restricted common stock may be sold at prices not less than the fair market value of the common stock at the date of grant. The fair market value and terms of exercise are determined by the Board of Directors. Options outstanding at December 31, 1997 generally become exercisable over five years, commencing six months from the date of the individual's employment or the date of grant and expire ten years from the date of grant. At December 31, 1997, there were 187,742 shares available for future grant under the Plans.

                                   60 CELLNET

   A summary of stock option activity under the Plans on a combined basis is as follows:

-------------------------------------------------------------------------------------
                                                               Outstanding Options
                                                             ------------------------
                                                                          Weighted
                                                                           Average
                                                              Number      Exercise
                                                             of Shares      Price
-------------------------------------------------------------------------------------

Balances, January 1, 1995                                    5,240,628    $   0.574

Granted (weighted average fair value $0.129 per share)         514,600        1.182

Exercised                                                    (2,318,096)       0.706

Cancelled                                                     (163,498)       0.784
-------------------------------------------------------------------------------------

Balances, December 31, 1995                                  3,273,634        0.565

Granted (weighted average fair value $1.486 per share)         889,910        3.827

Exercised                                                     (866,775)       0.214

Cancelled                                                     (109,679)       0.683
-------------------------------------------------------------------------------------

Balances, December 31, 1996                                  3,187,090        1.278

Granted (weighted average fair value $6.060 per share)         942,600       11.052

Exercised                                                     (544,871)       0.307

Cancelled                                                     (177,575)       4.865
-------------------------------------------------------------------------------------

Balances, December 31, 1997                                  3,407,244    $   3.948
-------------------------------------------------------------------------------------

   Additional information regarding options outstanding as of December 31, 1997 is as follows:

-------------------------------------------------------------------------------------------
                                         Options Outstanding
                                      --------------------------      Options Exercisable
                                       Weighted                     -----------------------
                                        Average       Weighted                     Weighted
                                       Remaining       Average                     Average
      Range of           Number       Contractual     Exercise        Number       Exercise
  Exercise Prices      Outstanding       Life           Price       Exercisable     Price
-------------------------------------------------------------------------------------------

     $ 0.05 - $ 0.50     1,703,799          6.27        $  0.324      1,119,234     $ 0.281

     $ 1.00 - $ 2.00       638,135          8.15        $  1.895        205,705     $ 1.886

     $ 3.00 - $10.00       226,250          9.36        $  7.661         29,693     $ 5.571

     $11.50 - $11.50       673,810          9.60        $ 11.500          3,170     $11.500

     $12.81 - $13.63       165,250          8.91        $ 13.355         35,805     $13.400
-------------------------------------------------------------------------------------------

      $0.05 - $13.63     3,407,244          7.61        $  3.948      1,393,607     $ 0.993
-------------------------------------------------------------------------------------------

   ADDITIONAL STOCK PLAN INFORMATION. The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

                                   61 CELLNET

   Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED Compensation (SFAS 123), requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and estimated term. These calculations were made using the minimum value method prior to the Company's initial public offering and the Black-Scholes option pricing model with the following weighted average assumptions for stock option grants: expected life, 12 months following vesting in 1997 and
   21.3 months following vesting in 1996 and 1995; stock volatility, 71% in 1997 and 60% in 1996, subsequent to the Company's initial public offering; risk free interest rates, 5.5% in 1997, and 6.0% in 1996 and 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

   The weighted average fair value of purchase rights under the 1996 Employee Stock Purchase Plan was $3.67 and $7.45 in 1997 and 1996, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions in 1997 and 1996, respectively: expected term, six months after grant; stock volatility, 71% in 1997 and 60% in 1996, subsequent to the Company's initial public offering; risk free interest rates, 5.5% in 1997 and 6.0% in 1996; and no dividends during the expected term.

   If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $115,946,000 ($2.93 per share) in 1997, $73,314,000
   ($6.13 per share) in 1996 and $40,986,000 ($13.95 per share) in 1995.
   However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997, 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

   EARNINGS PER SHARE. The computation of basic EPS excludes 768,028 shares of common stock subject to repurchase at December 31, 1997. Options and warrants to purchase 3,407,244 and 8,992,517 shares of common stock at a weighted average exercise price of $3.948 and $14.23 per share, respectively, and 768,028 shares of common stock subject to repurchase were outstanding at December 31, 1997 but were not included in the computation of diluted EPS as the Company has a net loss for all periods presented and, therefore, they are anti-dilutive.

8.  INCOME TAXES

   No federal income taxes were provided in 1997, 1996 or 1995 due to the Company's net losses. The provisions for income taxes for these periods represent various state minimum income and franchise taxes. The provision

                                   62 CELLNET
   for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes and extraordinary item as follows (in thousands):

--------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                 1997       1996       1995
--------------------------------------------------------------------------------------

Taxes computed at federal statutory rate               ($ 35,863) ($ 25,441) ($ 14,334)

State income taxes, net of federal effect                 (1,578)    (2,544)    (1,843)

Research tax credits                                        (349)     3,760       (399)

Disqualified yield on debt issued                          2,006         --         --

Change in valuation allowance                             35,714     23,349     18,120

Other                                                         71        881     (1,541)
--------------------------------------------------------------------------------------

Total provision                                        $       1  $       5  $       3
--------------------------------------------------------------------------------------

   The tax effects of temporary differences that give rise to deferred taxes were as follows (in thousands):

-------------------------------------------------------------------------------------
DECEMBER 31,                                                       1997       1996
-------------------------------------------------------------------------------------

Deferred tax assets:

  Tax net operating loss and credit carryforwards                $  78,280  $  48,778

  Senior note original issue discount                               21,754     13,263

  Research and development expenses capitalized for tax
    purposes                                                           657      1,138

  Expenses not currently deductible for tax purposes                 3,300        724
-------------------------------------------------------------------------------------

Total deferred tax assets                                          103,991     63,903

Valuation allowance on deferred tax assets                        (103,991)   (63,903)

Net deferred income taxes                                        $      --  $      --
-------------------------------------------------------------------------------------

   At December 31, 1997, the Company had net operating loss carryforwards of approximately $206,000,000 and $56,000,000 available to offset future federal and state taxable income, respectively. Such federal carryforwards expire in 2001 through 2012. Such state carryforwards expire in 1998 through 2012. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987. Equity issuances in April 1991 and the initial public offering in 1996 triggered such limitations on loss carryforwards. As of December 31, 1997, approximately $70,000,000 of net operating losses remain limited to an annual usage of approximately $36,000,000 for federal income tax purposes.

   Research and development tax credit carryforwards of approximately $2,900,000 and $1,700,000 are also available to offset future federal and California income taxes payable, respectively.

   A valuation allowance has been recorded against tax assets for which realization is uncertain. Based upon the Company's history of operating losses and the expiration dates of the loss carryforwards, the Company has recorded a valuation allowance to the full extent of its net deferred tax assets.

                                   63 CELLNET

9.  COMMITMENTS AND LEASES

   At December 31, 1997 and 1996, equipment with a net book value of $1,027,000 and $878,000 (net of accumulated amortization of $1,180,000 and $708,000, respectively), has been leased under capital leases.

   The Company leases its principal manufacturing and office facilities under noncancelable operating lease and sublease agreements expiring as to portions of the space at various times commencing February 1998 through November 2007.

   Future minimum annual rental payments under capital and operating leases are as follows (in thousands):

----------------------------------------------------------------------------------------
                                                                     Capital   Operating
YEARS ENDING DECEMBER 31,                                            Leases     Leases
----------------------------------------------------------------------------------------

  1998                                                              $     455  $   2,205

  1999                                                                    294      1,875

  2000                                                                    192      1,803

  2001                                                                     76        622

  2002                                                                     14        550

  Thereafter                                                               --      3,316
----------------------------------------------------------------------------------------

Total minimum lease payments                                            1,031  $  10,371

Amount representing interest                                             (153)
----------------------------------------------------------------------------------------

Present value of minimum lease payments                                   878

Current portion                                                           466
----------------------------------------------------------------------------------------

Long-term lease obligations                                         $     412
----------------------------------------------------------------------------------------

   Facilities rent expense was $2,146,000, $1,301,000 and $901,000 for 1997,
   1996 and 1995, respectively.

10.  LITIGATION

   The industry in which the Company operates is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to two such suits of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution will not have a material effect on the Company's results of operations or financial condition.

   In October 1996, Itron, Inc., one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunction relief. The Company believes, based on its current information, that the Company's products do not infringe any valid claim in the Itron patent, and in the opinion of management, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on the Company's results of operations or financial condition.

                                   64 CELLNET

   In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter ("ERT-Registered Trademark-") device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

   On October 31, 1996, a complaint, SETTLE V. SEIDL, ET AL. No. 398464, was filed in the Superior Court of California for the County of San Mateo against the Company, certain of its officers and directors and underwriters of the Company's Initial Public Offering. The complaint, which is a purported class action filed on behalf of those purchasing the Company's stock from the period beginning on September 26, 1996 and ending on October 31, 1996, seeks unspecified damages and rescission for alleged liability under various provisions of the federal securities laws and California state law. Plaintiff alleges that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of Common Stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. On November 8 and 13, 1996, two additional complaints, KAREN ZULLY V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398551 and HOWARD FIENMAN AND GERALD SAPSOWITZ V. CELLNET DATA SYSTEMS, INC. ET AL. No. 398560, were filed in the Superior Court of California for the County of San Mateo. These cases are essentially similar in nature to the Settle case. The Court has ordered consolidation of the SETTLE and ZULLY actions. The FIENMAN action was voluntarily dismissed with prejudice. The Company believes that the allegations in these complaints are without merit and intends to defend the actions vigorously. The Company has filed demurrers seeking dismissal of these complaints. The motions were assigned by the Court to a special master, who recommended that the cases be dismissed with prejudice. Plaintiffs have objected to the special master's recommendation, which is currently under submission before the Court. In the opinion of management, the ultimate outcome of these lawsuits is not expected to have a material adverse effect on the Company's results of operations or financial condition.

11.  QUARTERLY RESULTS (UNAUDITED)

   The following summarized unaudited results of operations for the quarters in the years ended December 31, 1997 and 1996 have been accounted for using generally accepted accounting principles for interim reporting purposes and reflect adjustments (consisting of normal recurring adjustments) which the Company considers

                                   65 CELLNET
   necessary for the fair presentation of results of operations for these interim periods (in thousands, except per share data):

-------------------------------------------------------------------------------------------------------------------------------
                                                                    QUARTERS ENDED
                        -------------------------------------------------------------------------------------------------------
                        December 31,   September 30,   June 30,  March 31,   December 31,   September 30,   June 30,  March 31,
                            1997           1997          1997      1997          1996           1996          1996      1996

-------------------------------------------------------------------------------------------------------------------------------
Revenues                  $  1,816       $  1,533      $  1,514  $    979      $    734       $    515      $    251  $    169

Loss from operations       (22,214)       (19,899)      (18,576)  (17,691)      (16,352)       (15,574)      (13,154)  (11,254)

Loss before
  extraordinary loss
  on early
  extinguishment of
  1995 Senior Notes        (31,333)       (25,208)      (23,922)  (22,004)      (19,927)       (20,454)      (17,247)  (15,066)

Extraordinary loss on
  early extinguishment
  of
  1995 Senior Notes             --        (11,417)           --        --            --             --            --        --
-------------------------------------------------------------------------------------------------------------------------------

Net loss                  ($31,333)      ($36,625)     ($23,922) ($22,004)     ($19,927)      ($20,454)     ($17,247) ($15,066)
-------------------------------------------------------------------------------------------------------------------------------

Basic and diluted
  earnings per share:

  Loss per share
    before
    extraordinary loss
    on early
    extinguishment of
    1995 Senior Notes     ($  0.77)      ($  0.61)     ($  0.62) ($  0.59)     ($  0.54)      ($  4.67)     ($  5.08) ($  4.70)

  Net loss per share      ($  0.77)      ($  0.90)     ($  0.62) ($  0.59)     ($  0.54)      ($  4.67)     ($  5.08) ($  4.70)

Shares used in
  computing net loss
  per share                 40,965         40,624        38,734    37,701        36,875          4,378         3,396     3,204
-------------------------------------------------------------------------------------------------------------------------------

   During the fourth quarter of 1997, the Company adopted SFAS 128 (see Note 1), which requires a dual presentation of basic and diluted earnings per share. Prior period earnings per share amounts have been restated accordingly. The sum of the quarterly loss per share for 1996 does not agree with the net loss per share calculated for the year ended December 31, 1996, resulting from certain dilutive events occurring in the fourth quarter of 1996 in connection with the Company's initial public offering on October 2, 1996.

                                     * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                   66 CELLNET

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

                                   67 CELLNET

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

(b) Reports on Form 8-K. Not applicable.

(c) Exhibits.

---------------------------------------------------------------------------------------

 EXHIBIT   DESCRIPTION
---------------------------------------------------------------------------------------

   3.1     Amended and Restated Certificate of Incorporation filed on February 10,
             1998.

   3.2     Bylaws as amended February 4, 1998.

   4.1(1)  Specimen Common Stock Certificate.

   4.2(1)  Indenture between the Registrant and The Bank of New York dated June 15,
             1995, including the form of Senior Discount Note.

   4.3(1)  Warrant Agreement between the Registrant and The Bank of New York dated June
             15, 1995, including the form of Warrant.

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

  4.12(1)  Stock Purchase Agreement dated September 6, 1996 between the Registrant and
             Northern States Power Company.

  4.13(1)  Stock Purchase Agreement dated September 4, 1996 between the Registrant and
             Union Electric Development Corporation.

  4.14(1)  Stock Purchase Agreement dated September 16, 1996 between the Registrant and
             Bechtel Enterprises, Inc.

  4.15(2)  Second Supplemental Indenture by and between the Registrant and The Bank of
             New York dated as of August 30, 1996.

                                   68 CELLNET

---------------------------------------------------------------------------------------

 EXHIBIT   DESCRIPTION
---------------------------------------------------------------------------------------
  4.16(3)  Warrant Agreement between the Registrant and The Bank of New York dated as of September 29, 1997

  4.17(3)  Registration Rights Agreement among the Registrant and the Placement Agents dated as of September 24, 1997.

  4.18(3)  Warrant Registration Rights Agreement among the Registrant and the Placement
             Agents dated as of September 24, 1997.

  4.19(3)  Third Supplemental Indenture by and between the Registrant and The Bank of
             New York dated as of August 28, 1997.

  4.20(3)  Fourth Supplemental Indenture by and between the Registrant and The Bank of
             New York dated as of September 29, 1997.

  4.21(2)  Specimen 13% Senior Discount Note Due 2005, Series B.

  4.22(3)  Specimen 14% Senior Discount Note Due 2007, Series B

  10.1(1)  Form of current Indemnification Agreement for directors and officers.

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

  10.5(1)  Lease between the Registrant and WDT Shoreway dated April 6, 1989 for the
             Registrant's San Carlos headquarters.

  10.6(1)  Restricted Stock Purchase Agreement between the Registrant and John M. Seidl dated December 27, 1994.

  10.7(1)  Restricted Stock Purchase Agreement between the Registrant and James J.
             Jennings dated August 1, 1995.

  10.8(1)  Restricted Stock Purchase Agreement between the Registrant and Philip H.
             Mallory dated July 21, 1995.

  10.9(1)  Restricted Stock Purchase Agreement between the Registrant and Larsh M.
             Johnson dated August 1, 1995.

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

 10.16(4)  Restricted Stock Purchase Agreement between the Registrant and David L.
             Perry dated June 29, 1995.

 10.17(4)  Restricted Stock Purchase Agreement between the Registrant and David L.
             Perry dated June 29, 1995.

                                   69 CELLNET

---------------------------------------------------------------------------------------

 EXHIBIT   DESCRIPTION
---------------------------------------------------------------------------------------
 10.18(4)  Restricted Stock Purchase Agreement between the Registrant and Paul G. Manca dated July 31, 1995.

 10.19(4)  Amendment dated February 5, 1997 to License Agreement between the Registrant and Axonn Corporation dated August 21, 1992, as amended.

 10.20(5)  1997 Bonus Plan

  21.1     Subsidiaries of the Registrant.

  23.1     Independent Auditors' Consent.

  27.1     Financial Data Schedule.
---------------------------------------------------------------------------------------

 +  Confidential Treatment granted.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-09537) filed on September 24, 1996.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-15395) filed on November 1, 1996.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-37967) filed on October 15, 1997.

(4) Incorporated by reference to Registrant's Report on Form 10-K filed on March 7, 1997.

(5) Incorporated by reference to Registrant's Report on Form 10-Q filed on August 13, 1997.

                                   70 CELLNET

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Carlos, State of California, on March 5, 1998.

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

-------------------------------------------------------------------------------

          SIGNATURE                       TITLE                    DATE
-------------------------------------------------------------------------------

                                Chairman of the Board,
      /s/ JOHN M. SEIDL           President and Chief
------------------------------    Executive Officer            March 5, 1998
        John M. Seidl             (Principal Executive
                                  Officer)

                                Vice President and Chief
      /s/ PAUL G. MANCA           Financial Officer
------------------------------    (Principal Financial and     March 5, 1998
        Paul G. Manca             Accounting Officer)

       /s/ PAUL M. COOK
------------------------------  Director                       March 5, 1998
         Paul M. Cook

                                   71 CELLNET

-------------------------------------------------------------------------------

          SIGNATURE                       TITLE                    DATE
-------------------------------------------------------------------------------

     /s/ NEAL M. DOUGLAS
------------------------------  Director                       March 5, 1998
       Neal M. Douglas

   /s/ E. LINN DRAPER, JR.
------------------------------  Director                       March 5, 1998
     E. Linn Draper, Jr.

    /s/ WILLIAM C. EDWARDS
------------------------------  Director                       March 5, 1998
      William C. Edwards

       /s/ WILLIAM HART
------------------------------  Director                       March 5, 1998
         William Hart

                                   72 CELLNET