Form 10-Q
period 1998-03-31
CELLNET DATA SYSTEMS INC
filed 1998-04-23
CIK 805956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.
                         COMMISSION FILE NUMBER 0-21409

                            ------------------------

                           CELLNET DATA SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-2951096
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                    Number)

             125 SHOREWAY ROAD                            94070
           SAN CARLOS, CALIFORNIA                      (Zip Code)
  (Address of principal executive offices)

                                 (415) 508-6000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 1, 1998, 41,923,938 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CELLNET DATA SYSTEMS, INC.
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets--As of March 31, 1998 and December 31, 1997...............            3

        Condensed Consolidated Statements of Operations--Three Months Ended March 31, 1998 and 1997.....            4

        Condensed Consolidated Statements of Cash Flows--Three Months Ended March 31, 1998 and March 31,
        1997............................................................................................            5

        Notes to Consolidated Financial Statements......................................................            6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......            8

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................           29

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings..........................................................................           29

    Item 2.  Changes in Securities......................................................................           29

    Item 3.  Defaults Upon Senior Securities............................................................           29

    Item 4.  Submission of Matters to a Vote of Securities Holders......................................           29

    Item 5.  Other Information..........................................................................           30

    Item 6.  Exhibits and Reports on Form 8-K...........................................................           30

SIGNATURES..............................................................................................           31

PART I.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CELLNET DATA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $    72,106   $  111,112
  Short-term investments..............................................................       37,754       36,946
  Accounts receivable--trade..........................................................        2,076        1,519
  Accounts receivable--other..........................................................        6,501        5,123
  Prepaid expenses and other..........................................................        2,110        2,060
                                                                                        -----------  ------------
    Total current assets..............................................................      120,547      156,760
Network components and inventory......................................................       27,686       24,225
Networks in progress--net.............................................................      109,965       92,308
Property--net.........................................................................       15,973       16,061
Debt issuance and other costs--net....................................................        4,588        4,631
                                                                                        -----------  ------------
    Total assets......................................................................  $   278,759   $  293,985
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable....................................................................  $    14,138   $   11,706
  Accrued compensation and related benefits...........................................        3,500        2,189
  Accrued liabilities.................................................................        2,185        2,655
  Current portion of capital lease obligations........................................          448          466
                                                                                        -----------  ------------
    Total current liabilities.........................................................       20,271       17,016
                                                                                        -----------  ------------
Senior notes--14%.....................................................................      279,952      268,673
Deferred revenue......................................................................        5,583        5,620
Capital lease obligations.............................................................          593          412

Commitments and Contingencies (Note 3)

Stockholders' equity (deficit):
  Preferred stock--$.001 par value; 15,000,000 shares authorized; no shares
    outstanding.......................................................................      --            --
  Common stock--$.001 par value; 100,000,000 shares authorized; shares outstanding,
    1998: 41,917,026; 1997: 41,845,475................................................      210,302      209,996
  Notes receivable from sale of common stock..........................................         (668)        (676)
  Warrants............................................................................       74,546       74,546
  Accumulated deficit.................................................................     (311,815)    (281,599)
  Net unrealized loss on short-term investments.......................................           (5)          (3)
                                                                                        -----------  ------------
    Total stockholders' equity (deficit)..............................................      (27,640)       2,264
                                                                                        -----------  ------------
Total liabilities and stockholders' equity (deficit)..................................  $   278,759   $  293,985
                                                                                        -----------  ------------
                                                                                        -----------  ------------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Revenues:
  Network service revenues................................................................  $    1,971  $      859
  Product revenues........................................................................         166          64
  Other revenues..........................................................................         132          56
                                                                                            ----------  ----------
    Total revenues........................................................................       2,269         979
                                                                                            ----------  ----------
Costs and expenses:
  Cost of network operations..............................................................       5,145       3,565
  Cost of product and other revenues......................................................          84          78
  Research and development................................................................       7,024       6,396
  Marketing and sales.....................................................................       3,051       1,739
  General and administrative..............................................................       3,624       4,427
  Depreciation and amortization...........................................................       4,179       2,465
                                                                                            ----------  ----------
    Total costs and expenses..............................................................      23,107      18,670
                                                                                            ----------  ----------
Loss from operations......................................................................     (20,838)    (17,691)
Equity in loss of unconsolidated affiliate................................................        (351)       (358)
Other income (expense):
  Interest income.........................................................................       1,934       2,291
  Interest expense, net of capitalized interest...........................................     (10,782)     (6,311)
  Other--net..............................................................................        (179)         66
                                                                                            ----------  ----------
Total other income (expense)..............................................................      (9,027)     (3,954)
                                                                                            ----------  ----------
Loss before income taxes..................................................................     (30,216)    (22,003)
Provision for income taxes................................................................      --               1
                                                                                            ----------  ----------
Net loss..................................................................................  $  (30,216) $  (22,004)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Basic and diluted earnings per share:
Net loss per share........................................................................  $    (0.73) $    (0.59)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Shares used in computing net loss per share...............................................      41,139      37,701
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1998       1997
                                                                                             ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................................................  $ (30,216) $ (22,004)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization..........................................................      4,179      2,465
    Accretion on senior notes..............................................................     10,652      6,132
    Amortization of debt issuance costs....................................................        101        155
    Equity in loss of unconsolidated affiliate.............................................        351        358
    Other non-cash expenses................................................................        276     --
    Changes in:
      Accounts receivable--trade...........................................................       (557)      (370)
      Accounts receivable--other...........................................................     (1,378)       114
      Prepaid expenses and other...........................................................        (50)      (103)
      Accounts payable.....................................................................      2,432         93
      Accrued compensation and related benefits............................................      1,311        315
      Accrued liabilities and deferred revenue.............................................        (25)      (119)
                                                                                             ---------  ---------
        Net cash used for operating activities.............................................    (12,924)   (12,964)
                                                                                             ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Network components and inventory.........................................................     (3,461)    (2,894)
  Purchase of property.....................................................................     (1,648)    (3,310)
  Networks in progress.....................................................................    (19,123)    (9,107)
  Investment in unconsolidated affiliate...................................................       (833)      (516)
  Purchase of short-term investments.......................................................    (25,509)   (11,590)
  Proceeds from sales and maturities of short-term investments.............................     24,699     31,934
  Other assets.............................................................................        (58)       (10)
                                                                                             ---------  ---------
        Net cash provided by (used for) investing activities...............................    (25,933)     4,507
                                                                                             ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations...................................................       (187)       (78)
  Proceeds from sale of common stock, net of repurchases...................................         38         57
  Collection of note receivable from sale of common stock..................................     --             96
                                                                                             ---------  ---------
        Net cash provided by (used for) financing activities...............................       (149)        75
                                                                                             ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................................................    (39,006)    (8,382)
CASH AND CASH EQUIVALENTS, Beginning of period.............................................    111,112    124,232
                                                                                             ---------  ---------
CASH AND CASH EQUIVALENTS, End of period...................................................  $  72,106  $ 115,850
                                                                                             ---------  ---------
                                                                                             ---------  ---------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases.............................................  $     350  $      23
  Capitalization of interest into networks in progress.....................................  $     627  $     586
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest...................................................  $      26  $      22
  Cash paid for income taxes...............................................................  $  --      $       1
  Repurchase of unvested common stock and cancellation of related notes receivable.........  $       8  $  --

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    1. BASIS OF PRESENTATION. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals the Company considers necessary for a fair presentation of the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of CellNet Data Systems, Inc. and the notes thereto for the year ended December 31, 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which requires than an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations or cash flows. The reconciliation of net loss to comprehensive net loss is as follows (in thousands):

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Net loss..............................................................  $  (30,216) $  (22,004)
Other comprehensive loss--net unrealized gain (loss) on short-term
  investments.........................................................          (2)          3
                                                                        ----------  ----------
Total comprehensive loss..............................................  $  (30,218) $  (22,001)
                                                                        ----------  ----------
                                                                        ----------  ----------

    In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 31, 1998.

    Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

    2. NET LOSS PER SHARE. During December 1997, the Company adopted Statement of Financial Accounting Standard No. 128 (SFAS 128), EARNINGS PER SHARE and, retroactively, restated prior period earnings per share (EPS) for the change. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS for the period presented is computed by dividing net loss by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for all periods presented is the same as basic EPS since all other potential dilutive securities are excluded as they are antidilutive.

    3. COMMITMENTS AND CONTINGENCIES. In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. The Company believes, based on its current information, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on its results of operations or financial condition.

    In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder

                           CELLNET DATA SYSTEMS, INC.

Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

    The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL, ET AL., No. 398464 filed in the Superior Court of California for the County of San Mateo was dismissed on February 9, 1998, without leave to amend. Counsel for the plaintiffs in the SETTLE/ZULLY action have filed a notice of their intention to appeal this dismissal to the California Court of Appeal. A second complaint, also filed in the same Court, of HOWARD FIENMAN AND GERALD SLAPSOWITZ V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398560, was earlier voluntarily dismissed with prejudice. These complaints, purported class actions filed on behalf of the Company's stockholders against the Company, certain of its officers and directors and underwriters of the Company's initial public offering, sought unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron was likely to ensue.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS SECTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, INFORMATION WITH REGARD TO THE COMPANY'S EXPECTED WIRELESS DATA COMMUNICATIONS NETWORK DEPLOYMENTS AND OPERATIONS, ITS STRATEGY FOR MARKETING AND DEPLOYING SUCH NETWORKS AND RELATED FINANCING ACTIVITIES AND ITS EXPECTED REVENUES, EXPENSES AND CAPITAL EXPENDITURES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AND THE VARIATIONS MAY BE MATERIAL. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    The Company intends to deploy and operate a series of wireless data communications networks pursuant to services agreements with utilities and other parties including new power market participants to earn recurring revenues by providing network meter reading (NMR) services and to use the networks to support a variety of non-utility applications. The Company employs two basic strategies in the deployment of its networks--saturation deployments for providing NMR services to existing utilities, and broad deployments for providing NMR services to other parties including new power market participants. Under the Company's saturation deployment strategy, the Company builds out its wide area network (WAN) and local area network (LAN) concurrently in order to cover every meter in a utility's designated service area. The saturation deployment strategy has proven effective because it allows coverage of all of the energy consumers in those service areas. Under the Company's broad deployment strategy, the Company first deploys its WAN in service areas where the largest consumers of energy are located and where energy consumers and other power market participants are most likely to value the Company's services and/or to concentrate their marketing efforts. As contracts for the provision of NMR services are obtained, the Company builds out its LAN on an incremental basis as necessary to service those customers or for advanced coverage of certain areas. Both the LAN and WAN can be further expanded incrementally as additional business outside the existing coverage areas is obtained. Broad deployment offers energy service providers who lack the established utilities' designated geographical customer bases the flexibility to build as they grow or to pursue particular market niches. It also offers established utilities who are not yet prepared to commit their resources to a long-term saturation deployment project the opportunity to cover a portion of their customers initially and to increase coverage in their service areas over time, potentially to all of their meters. By using networks deployed under either strategy, the Company is also able (i) to offer NMR information metering services directly to energy consumers, to the extent that the information provided by such services is not being made available to them by their own utility or energy service provider, (ii) to offer sub-metering NMR services to industrial and commercial customers which desire to monitor the energy consumption of particular heating, ventilating and air conditioning (HVAC) system components, individual manufacturing processes or pieces of equipment or individual departments, and (iii) to offer a range of non-utility wireless data communication services for such applications as home security, remote status monitoring of vending machines, office equipment and parking meters, and remote control of traffic lights.

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

    UNEVEN REVENUE GROWTH. The timing and amount of the Company's future revenues will depend upon its ability to obtain additional services agreements with utilities and other parties, including new power market participants, and upon the Company's ability to deploy and operate successfully its wireless communications networks for utility and non-utility applications. New services agreements are expected to be obtained on an irregular basis, and there may be prolonged periods during which the Company does not enter into any additional services agreements or other arrangements. As a result, the Company expects that its revenues will not grow smoothly over time, but will increase unevenly as the Company enters into new services agreements and other commercial relationships, and may decrease sharply in the event that any of its existing services agreements are terminated or not renewed. See "Factors that may Affect Future Operating Results--Uncertainty of Future Revenues; Need for Additional Services Contracts and Fluctuating Operating Results."

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company's future revenues will depend on the number of new services agreements with established utilities and other parties, including new power market participants, and on the amount of NMR services to be provided thereunder. The Company's existing saturation contracts are with established utilities. During 1997, approximately 88% of the Company's revenues were derived from its contracts with Kansas City Power & Light Company ("KCPL") and AmerenUE ("UE"), and during the first three months of 1998, 94% of the Company's revenues were derived from KCPL, UE and Northern States Power Company ("NSP"). The utility industry is historically characterized by long purchasing cycles and cautious decision making, and purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase the Company's services to date. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established utilities, the Company believes that implementation of utility deregulation will ultimately accelerate the utility decision-making process. The Company believes that it will enter into additional services contracts with other utilities and other parties including new power market participants; however, if the Company's services do not gain widespread industry acceptance, its revenues would not increase significantly after services contracts for existing network systems have been fully installed.

    With the advent of utility industry deregulation, the Company is seeking opportunities to provide its NMR services to other parties, including new power market participants. The Company believes it is well-positioned to offer competitive advantages to established utilities and other parties including new power market participants. The Company has entered into several contracts with new power market participants and others for the provision of NMR services. However there can be no assurance that the Company will be able to enter into contracts covering a sufficient number of meters to recoup its costs of deployment, on terms favorable to the Company, or at all. The Company also anticipates that, under contracts with new power market participants, it would build out its networks, at least in part, before the capacity is fully committed. These contracts do not require that the participants provide any minimum number of customers and, accordingly, the Company is dependent on the participant's success in obtaining and retaining customers. For these reasons, the Company's ability to obtain financing for the capital expenditures associated with these contracts may be limited, although the Company also believes that it will be able to defer a significant portion of the capital expenditures by building out its networks incrementally as needed, and that the new power market participants would lease or acquire the endpoints from the Company, reducing the Company's costs. The Company also anticipates that its contracts with new power market participants and other parties will be shorter-term than those it has entered into with established utilities, and may therefore not fully cover the costs of network build-out and associated operating costs. The Company's current contracts generally have maximum terms of up to five years, compared to terms of ten to twenty years with utilities. The Company intends to reduce this risk by marketing its services to a wide range of new power market participants and other parties, but there can be no assurance that the Company will be successful in such marketing efforts, or that the new power market participants will be successful in capturing any significant share of the energy service market.

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

    REVENUES LAG NETWORK DEPLOYMENT. The Company expects to realize network service revenue under a services agreement with a utility or new power market participant only when a portion of the network is installed and they have begun billing their customers based upon the NMR data obtained. The Company expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed the Company's capital investments and expenses incurred to deploy such network for several years. As of March 31, 1998, the Company had approximately 3,365,000 meters under long-term contracts, of which approximately 956,000 meters were in revenue service. The Company signed agreements with KCPL and UE in August 1994 and August 1995, respectively, and did not receive its first revenue under the KCPL and UE services agreements until September 1995 and May 1996, respectively. The Company has completed the installation of its NMR network for KCPL and had installed approximately 394,000 meters on the network by March 31, 1998. The Company expects to add an additional 20,000 meters to the KCPL network in 1998 which would be added to the total number of meters in revenue service upon acceptance by KCPL for billing purposes. The remaining 6,000 meters under contract with KCPL may be automated or read manually. As of March 31, 1998, the Company completed the on-line deployment of approximately 615,000 meters to the UE network. The Company began the installation of both the NSP and Puget Sound Energy, Inc. ("PSE") networks in August 1996 and began receiving revenue from PSE in January 1997. The Company has also successfully completed a demonstration project with Pacific Gas & Electric Company ("PG&E") in San Francisco pursuant to which the Company has installed a network that will cover approximately 30,000 electric and gas meters. PG&E has acknowledged that the data collection, cost savings, customer service and other objectives of the demonstration network have been met. In September 1997, the Company entered into a services contract with Indianapolis Power & Light Company ("IP&L") for the installation of its NMR network that will cover approximately 415,000 meters. Installation of the initial portion of the IP&L network was completed in November 1997. As additional segments of the Company's networks are installed and used by its customers for billing purposes, the Company expects to realize a corresponding increase in its network service revenues. However, if the Company is able to deploy successfully an increasing number of networks over the next few years, the operating losses created by this lag in revenues, the negative cash flow resulting from such operating losses, and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating the additional networks.

    IMPACT OF RAPID EXPANSION. The Company will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. The Company has incurred substantial operating losses since its inception and, as of March 31, 1998, had an accumulated deficit of $311.8 million. The Company does not expect significant revenues relative to anticipated operating costs during 1998 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands and installs additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. The Company will require substantial capital to fund operating cash flow deficits and capital expenditures for the foreseeable future and expects to finance these requirements through significant additional external financing. See "Factors that may Affect Future Operating Results--History and Continuation of Operating Losses" and "--Substantial Leverage and Ability to Service Debt; Substantial Future Capital Needs."

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

RESULTS OF OPERATIONS

REVENUES

    Revenues for the three months ended March 31, 1998 and 1997 were $2.3 million and $1.0 million, respectively. The increase in revenues was principally due to the increases in network service revenues. During the three months ended March 31, 1998, UE, KCPL and NSP accounted for approximately 50%, 34% and 10% of the Company's revenues, respectively. During the first three months of 1997, KCPL and UE accounted for 61% and 29% of the Company's revenues, respectively.

    The Company generally realizes service revenues under its services agreements only when its networks or portions thereof are successfully installed and operating and its clients begin billing their own customers or begin using the NMR services provided. Revenues are expected to increase as the Company continues to install its networks, the networks or portions thereof become operational, and its clients begin billing their own customers or begin using the NMR services provided. The Company expects to have product sales associated with certain NMR deployments which sales could be material to the Company's revenues, although no assurance can be given in this regard. Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received during the three months ended March 31, 1998 and 1997, respectively, are not reliable indicators of revenues that might be expected in the future.

COST OF REVENUES

    For the three months ended March 31, 1998 and 1997, cost of revenues consisted primarily of network operations costs. Costs of revenues were $5.2 million and $3.6 million for the three months ended March 31, 1998 and 1997, respectively. The increase in costs of revenues was driven by increasing costs of providing network services, due primarily to growth in the number of employees and associated costs necessary for network monitoring operations at customer sites and at the Company's headquarters, network deployment management and customer training. Costs of network services also include the increased installation, applications and RF engineering staffing at the Company's headquarters to support anticipated additional utility contracts. Network services do not currently generate a profit as the Company has not yet achieved a scale of services sufficient to cover network costs. The Company will incur significant increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation, and miscellaneous maintenance and operating expenses.

OPERATING EXPENSES

    Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses, were $17.9 million and $15.0 million for the three months ended March 31, 1998 and 1997, respectively. The increase in operating expenses on a period to period basis is attributable to the Company's rapid growth and to increasing research and development and marketing and sales expenditures. The Company expects to continue to spend a significant portion of its resources on research and development activities for the foreseeable future. Marketing and sales costs are expected to increase moderately over current levels as the Company continues its efforts to sign new service agreements. General and administrative costs are expected to increase over time in line with the Company's expected growth and are expected to increase moderately for the next few years in connection with the planned installation of a new corporate information system which has commenced in the second quarter of 1998.

RESEARCH AND DEVELOPMENT

    Research and development expenses are attributable largely to continuing system software, firmware and equipment development costs, prototype manufacturing, testing, personnel costs, consulting fees and supplies. Research and development costs are expensed as incurred. The Company's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as the Company believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses were $7.0 million and $6.4 million (net of expenses reimbursable by BCN Data Systems, L.L.C. ("BCN") of $245,000 and $347,000 for technology migration costs), for the three months ended March 31, 1998 and 1997, respectively. Research and development spending increases in 1998 and 1997 reflect primarily additions to the Company's engineering staff. The Company expects that research and development expenses will increase moderately in the near term for additional investments in research and development projects and in connection with the establishment of international operations.

MARKETING AND SALES

    Marketing and sales expenses consist principally of personnel costs, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses for the three months ended March 31, 1998 and 1997 were $3.1 million and $1.7 million, respectively. These expenses have increased due to the Company's accelerated efforts to sign new services agreements and a significantly larger advertising program. The Company expects a moderate increase in marketing and sales expenses over current levels as the Company continues its efforts to sign new services agreements.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include compensation paid to general management, administrative personnel costs, travel and communications and other general administrative expenses, including fees for professional services. General and administrative expenses for the three months ended March 31, 1998 and 1997 were $3.6 million and $4.4 million, respectively. The decrease of $803,000 in these expenses in 1998 over 1997 resulted from a reduction in expenditures for certain employee compensation and professional fees. The Company expects general and administrative expenses to increase over time in line with expected growth.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense was $4.2 million and $2.5 million for the three months ended March 31, 1998 and 1997, respectively. Depreciation and amortization expense is attributable to the Company's networks in progress, including both equipment manufactured by the Company and systems partially installed in the field, property and leasehold improvements. Depreciation and amortization expense has increased as a result of increased additions to networks in progress, property and leasehold improvements period-over-period.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

    The Company accounts for its investment in BCN, which began operations in 1997, using the equity method. In the three months ended March 31, 1998 and 1997, the Company recognized $351,000 and $358,000 as its share of BCN's losses, respectively. The Company expects to recognize increased losses in the future from its share of BCN's losses as BCN expands its operations.

INTEREST INCOME AND EXPENSE

    Prior to June 1995, the Company funded its liquidity needs primarily from the issuance of equity securities. In June and November 1995, the Company issued and sold a total of $325.0 million aggregate principal amount at maturity of the Company's 13% Senior Notes due 2005 (the "1995 Notes") and related warrants (the "1995 Warrants") for proceeds, net of issuance costs, of $169.9 million. In October 1996, the Company completed an initial public offering of its common stock for aggregate net proceeds of $92.2 million. In connection with the initial public offering, the Company also received $1.2 million in proceeds from the cash exercise of warrants to purchase shares of the Company's common stock. In addition, in October 1996, the Company completed certain private placements of its common stock for net proceeds of approximately $28.0 million. In September 1997, the Company issued and sold a total of approximately $654.1 million aggregate principal amount at maturity of the 1997 Notes and warrants (including 1997 Notes and warrants issued in exchange for the 1995 Notes) for proceeds, net of issuance costs, of $96.3 million. In connection with the issuance of the 1997 Notes, $231.0 million of the issue price for the 1997 Notes and warrants was issued in exchange for all of the Company's 1995 Notes. The Company has earned interest income on the invested proceeds from these financings. The Company has also incurred significant interest expense from the amortization of the original issue discount on the 1995 Notes and the 1997 Notes. Interest expense will increase significantly in future periods as a result of increased accretion of a larger original issue discount balance from the issuance of the 1997 Notes.

    Interest income has been and will continue to be received by the Company from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by the Company for capital expenditures and operating and other expenses. Interest income is expected to be highly variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by the Company in its business. Interest income for the three months ended March 31, 1998 and 1997 was $1.9 million and $2.3 million, respectively.

    No interest on the 1997 Notes is payable prior to April 1, 2003. Thereafter, until maturity on October 1, 2007, any interest will be payable semi-annually in arrears on each April 1 and October 1. The carrying amount of the 1997 Notes accretes from the date of issue and the Company's interest expense includes such accretion. Interest expense was $10.8 million and $6.3 million for the three months ended March 31, 1998 and 1997, respectively.

PROVISION FOR INCOME TAXES

    The Company has not provided for or paid federal income taxes due to the Company's net losses. A nominal provision has been recorded for various state minimum income and franchise taxes.

    As of December 31, 1997, the Company had net operating loss carryforwards of approximately $206.0 million and $56.0 million available to offset future federal and state taxable income, respectively. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987. Such state carryforwards will expire between 1998 and 2012. Such federal carryforwards will expire between 2001 and 2012. Equity issuances in April 1991 and the initial public offering in 1996 triggered such limitations on loss carryforwards. As of December 31, 1997, approximately $70.0 million of net operating losses remain limited to an annual usage of approximately $36.0 million for federal tax purposes. Based upon the Company's history of operating losses and the expiration dates of the loss carryforwards, the Company has recorded a valuation allowance to the full extent of its net deferred tax assets.

IMPACT OF THE YEAR 2000

    The Company believes that its wireless data communications networks are Year 2000 compliant. In addition, the Company will require its third party vendors and suppliers to be Year 2000 compliant. Accordingly, the Company expects that the advent of the millennium will have no adverse effect on its network operations. Certain of the Company's existing internal corporate information systems require modification, upgrade or replacement in order to be Year 2000 compliant. Because these systems are becoming obsolete, the Company has decided to replace them with a new corporate information system to be installed commencing in the second quarter of 1998 and expects to complete installation in advance of the year 2000. The Company expects to finance over several years most of the costs involved in purchasing and installing the new corporate information system, which are estimated at approximately $1.5 million for 1998 and totaled $223,000 for the three months ended March 31, 1998.

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

    In the first three months of 1998 and 1997, net cash used in the Company's operating activities totaled $12.9 million and $13.0 million, respectively. Net cash used in operating activities resulted primarily from cash used to fund net operating losses.

    In the three months ended March 31, 1998 and 1997, net cash provided by (used for) investing activities totaled ($25.9) million and $4.5 million, respectively. The Company's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property and equipment, and purchases, sales and maturities of short-term investments. In the first three months of 1997, net proceeds from the sale and maturation of short-term investments of $20.3 million, respectively, were used to fund operating activities.

    In the first three months of March 31, 1998 and 1997, net cash provided by (used for) the Company's financing activities totaled ($149,000) and $75,000, respectively.

    As of March 31, 1998, the Company had cash, cash equivalents and short-term investments totaling $109.9 million. As of December 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $148.1 million. The decline of $38.2 million was due to operating costs and the development and construction of the Company's wireless communications networks.

    Deployments of the Company's wireless communications networks will require substantial additional capital. The Company is committed to make approximately $89.3 million in capital expenditures in 1998 for saturation deployment network installations of which $13.9 million was expended by March 31, 1998. In addition, the Company anticipates that it may spend as much as an additional $37.0 million during 1998 in capital expenditures relating to the installation of its broad deployment network in California, of which $5.2 million was expended by March 31, 1998. The exact amount of such expenditures will depend, in part, upon the amount of NMR and other services contracted for. The Company may make additional capital expenditures in connection with the installation of new networks, the expansion of existing networks and/or an acceleration in anticipated network installation schedules. In addition, funds will be required for a number of purposes including, but not limited to, further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered on the CellNet system. The Company expects that cash used for the construction and installation of networks and for the purchase of property and equipment will increase substantially as and when the Company obtains new services agreements or enters into other arrangements for the installation of its networks, and that the Company will require significant amounts of additional capital from external sources. Sources of additional capital for the Company and its subsidiaries may include project or conventional bank financing, including financing provided by utilities to finance the construction of networks being built out primarily for them, public and private offerings of debt and equity securities and cash generated from operating activities. The Company expects that a substantial portion of its future financing will be at the subsidiary level on a project basis. The Company expects to obtain third party financing for the construction of wireless networks, based on the projected cash flow expected to be generated from such projects. The Company expects that the recurring revenue stream from long-term services contracts and other arrangements will support the amortization of debt raised for the project involved, however no assurance can be given that this will occur. The Company does not anticipate deriving any significant cash from such operations for several years.

    The Company believes that existing cash, cash equivalents, anticipated interest income, other revenues and expected sources of project financing of approximately $90.0 million ($35 million if the Company consummates a proposed financing of convertible preferred stock to be issued by a subsidiary of the Company pursuant to a Registration Statement on Form S-3 filed contemporaneously herewith) will be sufficient to meet its cash requirements for at least the next 12 months. The Company requires and intends to raise a substantial amount of capital in 1998 and expects that it will continue to require substantial amounts of additional capital in the future. The extent of additional financing will depend on the success of the Company's business. The Company expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Indenture or that may be contained in any additional financing arrangements. The Indenture contains certain covenants that limit the Company's ability to incur additional indebtedness. Future financings may be dilutive to existing stockholders. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures, which could limit the ability of the Company to meet its debt service requirements and could have a material adverse effect on its business and on the value of the Common Stock.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

DEPENDENCE ON AND UNCERTAINTY OF MARKET ACCEPTANCE

    The Company's success will be almost entirely dependent on whether established utilities and other parties, including new power market participants, sign services contracts with CellNet or enter into other arrangements which allow CellNet to install NMR networks servicing a substantial number of meters.

    Because automation of utility meter reading and distribution is a relatively new and evolving market and is likely to be significantly affected by deregulation, it is difficult to predict the future growth rate and size of this market. Utilities are testing products from various suppliers for various applications, and no industry standard has been broadly adopted. The CellNet system is one possible solution for automated meter reading and distribution. There can be no assurance that the Company will be successful in achieving the large-scale adoption of its system. In the event that the utilities or other parties, including new power market participants, do not adopt the Company's technology, or do so less rapidly than expected by the Company, the Company's future results, including its ability to service its indebtedness and achieve positive cash flow or profitability, will be materially and adversely affected. In recent competitive bids, potential electric and gas utility customers and new power market participants have selected competing systems to those offered by the Company and potential utility customers and new power market participants, from time to time may select competing services in the future. See "--Substantial and Increasing Competition."

    Any decision by an energy provider to utilize the Company's services will involve significant organizational, technological and financial commitments. The utility industry historically is characterized by long purchasing cycles and cautious decision making. Utilities typically undergo numerous steps before making a final purchase decision. These steps, which can take up to several years to complete, may include the formation of a committee to evaluate the purchase, the review of different technical options with vendors, performance and cost justifications, regulatory review and the creation and issuance of requests for quotes and proposals, as well as the utilities' normal budget approval process. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established utilities, the Company believes that implementation of utility deregulation will ultimately accelerate the utility decision-making process. Purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase the Company's services to date, and there can be no assurance as to when or if the Company will enter into additional services contracts or that any such contracts would be on terms favorable to the Company.

    With the advent of utility industry deregulation, the Company is seeking opportunities to provide its NMR services to other parties, including new power market participants. The Company believes it is well-positioned to offer competitive advantages to established utilities and other parties, including new power market participants. Although the Company has entered into several contracts with new power market participants and other parties, there can be no assurance that the Company will be able to enter into contracts covering a sufficient number of meters to recoup its costs of deployment, on terms favorable to the Company, or at all. The Company's ability to enter into contracts with other parties, including new power market participants, depends, in part, on the timing and type of deregulation in each state. The Company also anticipates that under contracts with other parties, including new power market participants, it would build out its networks, at least in part, before the capacity was fully committed. For these reasons, the Company's ability to obtain financing for the capital expenditures associated with these contracts may be limited. The Company believes, however, that it will be able to defer a significant portion of the required capital expenditures by building out its networks incrementally as needed, and that the new power market participants and other parties would lease or acquire the endpoints from the Company, reducing the Company's costs. The Company also anticipates that its contracts with new power market participants and other parties will be shorter-term than those it has entered into with established utilities, and the revenues may therefore not fully cover the costs of network build-out and associated operating costs. The Company intends to reduce this risk by marketing its services to a wide range of new power market participants and other parties, but there can be no assurance that the Company will be successful in such marketing efforts, or that the new power market participants and other parties will be successful in capturing any significant share of the energy service market.

UNCERTAINTY OF FUTURE REVENUES; NEED FOR ADDITIONAL SERVICES CONTRACTS AND
  FLUCTUATING OPERATING RESULTS

    The timing and amount of future revenues will depend almost entirely upon the Company's ability to obtain new services agreements with established utilities and other parties including new power market participants and upon the successful deployment and operation of the Company's wireless data communications networks. The signing of any new services contracts for saturation or broad deployments is expected to occur on an irregular basis. The Company expects that it will generally take two to four years to complete the installation of each saturation deployment network after a services contract has been signed. Service revenues from both types of such networks are not expected to exceed the Company's capital investments and expenses incurred to deploy and operate such networks for several years. The Company will not begin to receive recurring revenues under a services contract until portions of the network become operational, which is expected to occur in saturation deployments no earlier than six months after the execution of the applicable services contract. The Company begins to incur capital expenditures for the construction of networks used in broad deployments and does not begin to receive recurring revenues until portions of the network become operational. The Company's results of operations may be adversely affected by delays or difficulties arising in the network installation process. The cost of network deployments will be highly variable and depend upon a wide variety of factors, including radio frequency characteristics, the size of a service territory and density of endpoints within such territory, cost of site leases, the nature and sophistication of services being provided, the cost of spectrum acquisition, local labor rates and other economic factors.

    CellNet currently derives almost all of its revenues from long-term services contracts with a limited number of established utilities. During 1997, approximately 88% of the Company's revenues were derived from its contracts with KCPL and UE and, during the first three months of 1998, 94% of the Company's revenues were derived from its contracts with KCPL, UE and NSP. The Company will not generate sufficient cash flow to service its indebtedness or achieve profitability unless it enters into additional services contracts covering a significant number of additional meters. There can be no assurance that the Company will complete commercial deployments of the CellNet system under current services contracts successfully or that it will obtain enough additional services contracts on satisfactory terms for network deployments in a sufficient number of locations to allow the Company to achieve adequate cash flow to service its indebtedness or achieve positive cash flow or profitability. The Company's operating results will fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including the rate at which established utilities and new power market participants enter into new services contracts, general economic conditions, economic conditions in the utility industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by the Company or its competitors, the mix of services sold, pricing changes and new service introductions by the Company and its competitors and prices charged by suppliers. In response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or enter into strategic relationships or investments that could result in a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTY OF ACCEPTANCE OF AND DEPENDENCE ON OTHER APPLICATIONS

    The Company's long-term business plan contemplates the generation of a significant percentage of future revenues from non-utility services. Potential non-utility applications of the Company's systems include home security, remote status monitoring of vending machines, office equipment and parking meters and other equipment and remote control of traffic lights. The Company believes its future ability to service its indebtedness and to achieve profitability will depend, in part, upon its success in generating substantial revenues from such additional services. The Company is working with industry leaders such as Honeywell, Inc., Real Time Data, Inc., and Interactive Technologies, Inc. to develop such applications. However, there is no assurance any of these activities will result in the successful development or commercial introduction of any such services. The Company currently has no services contracts which provide for the implementation of such services, and the Company has not yet completed development or deployed any such services on a commercial scale. In addition, unless the Company is successful in deploying its wireless networks in targeted service areas, the Company may not be able to offer any such services in such areas or may be able to offer these services only on a limited basis.

DEPENDENCE ON BUSINESS RELATIONSHIPS TO ACHIEVE MARKET PENETRATION

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

    The Company will require substantial additional funds for the development, commercial deployment and expansion of its networks, and for funding operating losses. As of March 31, 1998, the Company had $109.9 million in cash, cash equivalents and short-term investments. The Company intends to raise a substantial amount of additional capital in 1998 and expects that it will continue to require substantial amounts of additional capital in the future. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, the Company may require additional equity or debt financing earlier than estimated in order to fund its working capital and other requirements. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

HISTORY AND CONTINUATION OF OPERATING LOSSES

    The Company has incurred substantial and increasing operating losses since inception. As of March 31, 1998, the Company had an accumulated deficit of $311.8 million, primarily resulting from expenses incurred in the development of the Company's wireless data communications system, marketing of the Company's NMR, distribution automation and other services, the installation of its wireless data communications networks and the payment of other normal operating costs.

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

    The Company's future success will also depend, in part, on its ability to enhance its existing hardware, software and wireless communications technology. The telecommunications industry has been characterized by rapid, significant technological advances. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, specialized mobile radio services and personal communications systems ("PCS") and other commercial mobile radio services have radically expanded communications capabilities and market opportunities.

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

ACCESS TO RADIO FREQUENCY ("RF") SPECTRUM; REGULATION BY THE FEDERAL
  COMMUNICATIONS COMMISSION ("FCC")

    The Company attempts to obtain exclusive usage of licensed bandwidth and/or secure its own licenses. The Company has focused its spectrum acquisition strategy generally on the largest Metropolitan Statistical Areas ("MSAs") and Consolidated Metropolitan Statistical Areas ("CSMAs") in the United States. As of March 31, 1998, the Company had acquired a total of 87 spectrum licenses in 50 of the top 60 MSAs/ CMSAs. However, sufficient frequency spectrum may not be available to fully enable the delivery of all or a part of the Company's wireless data communications services or the Company may be required to find alternative frequencies. The cost of obtaining such spectrum is currently difficult to estimate and may involve time delays and/or increased cost to the Company. The Company could also be unable to obtain frequency in certain areas. Any of these circumstances could have a material adverse impact on the Company's future ability to provide its network services and on the Company's business, operating results, financial condition and cash flow.

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

    In August, 1997, the FCC's authority to utilize competitive bidding as a licensing mechanism was amended and expanded by Congress in the BUDGET ACT OF 1997. Under this recent enactment, the FCC must use competitive bidding procedures to choose between any mutually exclusive applications, except where the radiofrequency spectrum is being used for public radio safety services. Congress included a very broad definition of "public radio safety services," to include private internal radio services used by state and local governments and non-governmental entities, including emergency road services provided by not-for-profit organizations that are used to protect the safety of life, health, or property and that are not made commercially available to the public. As a result, licensed systems that protect the safety of life, health, or property and are not made commercially available to the public are not subject to licensing by FCC auctions.

    The new auction legislation post-dates the Notice of Proposed Rulemaking in WT Docket 97-81 and will, in the Company's view, require the FCC to review and revise its proposals in that proceeding relating to the breadth of the auction authority granted to the FCC, which no longer distinguishes between private internal systems, and proposals relating to the grant of "subscriber based" services. The Company is unable to determine how the new auction legislation will affect the proposals in that proceeding, whether the Company's use of MAS spectrum will subject its applications to the possibility of auctions or will, instead, be considered a "public safety" use, or whether the Commission will otherwise exempt the 928/952 MHZ band in which the Company currently operates from circumstances in which mutual exclusivity between applicants for the same license, requiring the use of auctions, is likely to exist. Nor is the Company able to determine when the FCC will act in WT Docket 97-81, either to issue new proposals consistent with the new auction legislation or adopt new rules consistent with the positions already established in the proceeding or a combination thereof.

    The Company is also working with a coalition of interested parties, including representatives of the utility and transportation industries, to attempt to develop a compromise consensus proposal that would satisfy most of the interested parties' concerns for presentation to the FCC in this proceeding. However, the Company is unable to predict whether such a compromise can be developed, or if it is developed, whether the FCC will view it favorably, and if not, what form the final rules adopted in this proceeding will take. Given the current proposal and the variety of comments submitted, it is possible that some or all of the Company's uses of the MAS channels could be determined to be the offering of private carrier or subscriber-based services, and that future licenses for such offerings would be prohibited in the 928/952 MHz band in which the Company currently operates, requiring the Company to develop equipment capable of operating in one of the other MAS bands, and further requiring the Company to obtain future licenses in a competitive bidding process. Although the Company believes that additional licensed frequency will be generally available to it as required, the cost associated with acquiring such licensed frequency as well as the Company's operating costs could increase, perhaps substantially, and the Company could experience substantial delays in adapting its networks if the proposed rules were adopted. The adoption of new rules, depending upon the form in which such rules are adopted, could have a material adverse effect upon the Company's business, operating results, financial condition and cash flow.

    In connection with the foregoing, the FCC has temporarily suspended acceptance of MAS applications for new licenses, major amendments, or major modifications for the 928/959 MHz bands and applications to provide subscriber-based services in the 928/952/956 MHz bands. This temporary suspension does not affect applications for MAS licenses for private internal purposes in the 928/952/956 MHz bands or applications for assignment of licenses or transfer of control. Subject to certain limitations, pending applications at the time of the suspension will continue to be processed. All of the Company's pending applications for licenses in the 928/952 MHz band have been or are being processed in due course. In addition, the Company's applications for the assignment of licenses held by others have been processed during the processing suspension. At the request of the Company, the FCC has determined that the Company's current use of the MAS spectrum constitutes the use as a private, internal network, and so the Company's applications for new licenses, and for major modifications to existing licenses, are being processed in due course. There is no assurance that the Company's future uses of the MAS spectrum will similarly qualify as a use in a private, internal network, or the FCC will not change or expand its freeze on the processing of applications to recognize the impact of the new auction legislation described above. In either case, the Company's ability to obtain new licenses could be materially adversely affected, with similar consequences on the Company's ability to service areas where it has not yet acquired adequate frequencies.

    Finally, when the Company acquires licenses assigned to other applicants, or utilizes licenses issued in the past, the Company is required to modify its licenses to reflect more advanced technological parameters now utilized by the Company and its systems. The Company has developed such amendments with the approval of the FCC's staff and anticipates timely grant of all required modifications. There can be no assurance that any particular modification will be granted timely to the Company's introduction of service on a particular license, and the failure to obtain the required license modifications could have a material adverse effect on the Company's ability to serve areas covered by such unmodified licenses.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

    The Company is pursuing international markets through BCN Data Systems L.L.C. ("BCN"), its international joint venture with Bechtel Enterprises, Inc. ("BEn"). The Company does not expect to generate any revenues from its international operations during 1998. The Company has incurred, and anticipates that it will continue to incur, significant and increasing expenses in connection with the establishment of international operations. If revenues generated by international activities are not adequate to offset the expense of establishing and maintaining these activities, the Company's business, operating results, financial condition and cash flow could be materially adversely affected. International demand for the Company's services and systems may not materialize, and where present, is likely to vary by country, based on such factors as the regulatory environment, electric power generating capacity and demand, labor costs, costs of spectrum acquisition and other political and economic conditions. In addition, the Company may confront significant challenges in developing and implementing localized versions of its NMR system due to many factors including the differing standards among utilities on a country by country basis. To date, the Company has extremely limited experience in developing a localized version of its wireless data communications system for foreign markets. The Company believes its ability to establish business alliances in each international market will be critical to its success. There can be no assurance that the Company will be able to successfully develop, market and implement its system in international markets or establish successful business alliances for these markets. In addition, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, any of which could adversely impact the Company's potential international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on its business, operating results, financial condition and cash flow.

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

    In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota, alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys' fees and injunctive relief. The Company believes, based on information currently known, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "--Litigation."

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

POSSIBLE TERMINATION OF CONTRACTS

    The Company expects that a substantial portion of its future revenues will be provided pursuant to services contracts of various kinds. These contracts will generally be subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on CellNet's part to meet agreed NMR performance standards on a consistent basis over agreed time periods, subject to certain rights to cure any such failure. Each of the Company's existing utility services contracts provides for termination of such contracts by the respective utility without cause in less than ten years, subject to certain reimbursement provisions. Such contracts also provide that CellNet will be required to compensate such utilities for the use of its system for non-utility applications. Future services contracts with utilities may contain similar provisions. Contracts with new power market participants generally allow for termination without cause by the new power market participants on thirty days prior written notice except to the extent they have already ordered services under the contract. In the event that such a services contract is terminated, the Company may incur substantial losses. In addition, the Company anticipates that any contracts with new power market participants will generally have shorter terms than the Company's existing utility contracts. The Company's current contracts with new power market participants generally have terms of one to five years, compared to terms of ten to twenty years with utilities. A network's service revenues are not expected to exceed the Company's capital investments to deploy such network for several years. Termination or cancellation of one or more services contracts would have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

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

    In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief. See "--Uncertainty of Protection of Copyrights Patents and Proprietary Rights."

    The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL, ET AL., No. 398464, filed in the Superior Court of California for the County of San Mateo was dismissed on February 9, 1998, without leave to amend. Counsel for the plaintiffs in the SETTLE/ZULLY action have filed a notice of their intention to appeal this dismissal to the California Court of Appeal. A second complaint, also filed in the same Court, of HOWARD FIENMAN AND GERALD SLAPSOWITZ V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398560, was earlier voluntarily dismissed with prejudice. These complaints, purported class actions filed on behalf of the Company's stockholders against the Company, certain of its officers and directors and underwriters of the Company's initial public offering, sought unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron was likely to ensue.

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

ABSENCE OF PUBLIC MARKET FOR THE CELLNET COMMON STOCK; VOLATILITY OF COMMON
  STOCK PRICE

    The trading price of the Company's Common Stock has been highly volatile since the Company's initial public offering and has been and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, the signing of services contracts, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the NMR services industry, revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the NMR services industry and general economic and market conditions. In addition, it is possible that in some future period the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Common Stock.

NO DIVIDENDS ON COMMON STOCK; DIVIDEND RESTRICTIONS

    The Company has not declared or paid any dividends on its Common Stock since its inception. The Company currently anticipates that it will retain all of its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's existing financing arrangements restrict the payment of any dividends on the Common Stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

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

    In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief. See "Factors That May Affect Future Operating Results--Uncertainty of Protection of Copyrights Patents and Proprietary Rights."

    The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL, ET AL., No. 398464, filed in the Superior Court of California for the County of San Mateo was dismissed on February 9, 1998, without leave to amend. Counsel for the plaintiffs in the SETTLE/ZULLY action have filed a notice of their intention to appeal this dismissal to the California Court of Appeal. A second complaint, also filed in the same Court, of HOWARD FIENMAN AND GERALD SLAPSOWITZ V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398560, was earlier voluntarily dismissed with prejudice. These complaints, purported class actions filed on behalf of the Company's stockholders against the Company, certain of its officers and directors and underwriters of the Company's initial public offering, sought unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron was likely to ensue.

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits.

       27.1 Financial Data Schedule

    b.  Reports on Form 8-K

           There have been no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CELLNET DATA SYSTEMS, INC.

                                By:              /s/ PAUL G. MANCA
                                     -----------------------------------------
                                                   Paul G. Manca,
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
Date: April 22, 1998                                  OFFICER)

                               INDEX TO EXHIBITS

  EXHIBIT                                                                                                           PAGE
-----------                                                                                                         -----
      27.1   Financial Data Schedule...........................................................................