Form 10-Q
period 1998-06-30
CELLNET DATA SYSTEMS INC
filed 1998-08-14
CIK 805956

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

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                        OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-21409

                            ------------------------

                           CELLNET DATA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                 94-2951096
      (State or other          (I.R.S. Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

                               125 SHOREWAY ROAD
                          SAN CARLOS, CALIFORNIA 94070
          (Address of principal executive offices, including zip code)

                                 (650) 508-6000
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                             YES /X/         NO / /

    As of August 7, 1998, 42,201,426 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets--As of June 30, 1998 and December 31, 1997.......................           3

    Condensed Consolidated Statements of Operations--Three Months Ended June 30, 1998 and 1997 and Six
     Months Ended June 30, 1998 and 1997...................................................................           4

    Condensed Consolidated Statements of Cash Flows--Six Months Ended June 30, 1998 and June 30, 1997......           5

    Notes to Condensed Consolidated Financial Statements...................................................           6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............          10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................          32

PART II. OTHER INFORMATION.................................................................................          33

  Item 1. Legal Proceedings................................................................................          33

  Item 2. Changes in Securities............................................................................          33

  Item 3. Defaults upon Senior Securities..................................................................          33

  Item 4. Submission of Matters to a Vote of Security Holders..............................................          33

  Item 5. Other Information................................................................................          34

  Item 6. Exhibits and Reports on Form 8-K.................................................................          34

SIGNATURE..................................................................................................          36

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CELLNET DATA SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1998         1997
                                                                                         ----------  ------------

                                                     ASSETS
Current assets:
  Cash and cash equivalents............................................................  $   71,162   $  111,112
  Short-term investments...............................................................      79,264       36,946
  Accounts receivable--trade...........................................................       2,706        1,519
  Accounts receivable--other...........................................................       5,420        5,123
  Prepaid expenses and other...........................................................       2,252        2,060
                                                                                         ----------  ------------
    Total current assets...............................................................     160,804      156,760
Network components and inventory.......................................................      26,943       24,225
Networks in progress--net..............................................................     134,090       92,308
Property--net..........................................................................      16,565       16,061
Investment in unconsolidated affiliate.................................................         218       --
Restricted cash........................................................................      21,539       --
Debt issuance and other costs--net.....................................................       4,441        4,631
                                                                                         ----------  ------------
    Total assets.......................................................................  $  364,600   $  293,985
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.....................................................................  $   16,385   $   11,706
  Accrued compensation and related benefits............................................       2,464        2,189
  Accrued liabilities..................................................................       2,654        2,655
  Current portion of capital lease obligations.........................................         627          466
                                                                                         ----------  ------------
    Total current liabilities..........................................................      22,130       17,016
Senior notes--14%......................................................................     291,704      268,673
Deferred revenue.......................................................................       5,501        5,620
Capital lease obligations..............................................................         709          412
Mandatorily redeemable preferred securities of subsidiary holding solely Company
  preferred stock (Note 3).............................................................     105,979       --
Commitments and contingencies (Note 4).................................................      --           --
Stockholders' equity (deficit):
Preferred stock--$.001 par value; 15,000,000 shares authorized; no shares
  outstanding..........................................................................      --           --
Common stock--$.001 par value; 100,000,000 shares authorized; shares outstanding, 1998:
  42,193,012; 1997: 41,845,475.........................................................     211,056      209,996
  Notes receivable from sale of common stock...........................................        (640)        (676)
  Warrants.............................................................................      74,545       74,546
  Accumulated deficit..................................................................    (346,375)    (281,599)
  Net unrealized loss on short-term investments........................................          (9)          (3)
                                                                                         ----------  ------------
      Total stockholders' equity (deficit).............................................     (61,423)       2,264
                                                                                         ----------  ------------
  Total liabilities and stockholders' equity (deficit).................................  $  364,600   $  293,985
                                                                                         ----------  ------------
                                                                                         ----------  ------------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED    SIX MONTHS ENDED JUNE
                                                                             JUNE 30,                  30,
                                                                      ----------------------  ----------------------
                                                                         1998        1997        1998        1997
                                                                      ----------  ----------  ----------  ----------
Revenues:
  Network service revenues..........................................  $    2,479  $    1,254  $    4,450  $    2,113
  Product revenues..................................................         242         235         408         299
  Other revenues....................................................         139          25         271          81
                                                                      ----------  ----------  ----------  ----------
    Total revenues..................................................       2,860       1,514       5,129       2,493
                                                                      ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of network operations........................................       6,291       3,933      11,436       7,498
  Cost of product and other revenues................................         374         259         458         337
  Research and development..........................................       8,474       6,652      15,498      13,048
  Marketing and sales...............................................       2,847       1,930       5,898       3,669
  General and administrative........................................       4,514       4,642       8,138       9,069
  Depreciation and amortization.....................................       4,468       2,674       8,647       5,139
                                                                      ----------  ----------  ----------  ----------
    Total costs and expenses........................................      26,968      20,090      50,075      38,760
                                                                      ----------  ----------  ----------  ----------
Loss from operations................................................     (24,108)    (18,576)    (44,946)    (36,267)
Equity in net loss of unconsolidated affiliate......................        (630)       (981)       (981)     (1,339)
Other income (expense):
  Interest income...................................................       2,005       1,947       3,939       4,238
  Interest expense, net of capitalized interest.....................     (10,892)     (6,248)    (21,674)    (12,559)
  Other--net........................................................           3         (64)       (176)          2
                                                                      ----------  ----------  ----------  ----------
    Total other income (expense)....................................      (8,884)     (4,365)    (17,911)     (8,319)
                                                                      ----------  ----------  ----------  ----------
Loss before provision for income taxes and dividends and accretion
  on preferred securities...........................................     (33,622)    (23,922)    (63,838)    (45,925)
Provision for income taxes..........................................      --          --          --               1
                                                                      ----------  ----------  ----------  ----------
Loss before dividends and accretion on preferred securities.........     (33,622)    (23,922)    (63,838)    (45,926)
Dividends and accretion on preferred securities of subsidiary (Note
  3)................................................................        (938)     --            (938)     --
                                                                      ----------  ----------  ----------  ----------
Net loss applicable to common stockholders..........................  $  (34,560) $  (23,922) $  (64,776) $  (45,926)
                                                                      ----------  ----------  ----------  ----------
                                                                      ----------  ----------  ----------  ----------
Basic and diluted earnings per share:
Net loss per share..................................................  $    (0.83) $    (0.62) $    (1.57) $    (1.21)
                                                                      ----------  ----------  ----------  ----------
                                                                      ----------  ----------  ----------  ----------
Shares used in computing net loss per share.........................      41,469      38,734      41,305      38,218
                                                                      ----------  ----------  ----------  ----------
                                                                      ----------  ----------  ----------  ----------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common stockholders................................................  $ (64,776) $ (45,926)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization...........................................................      8,647      5,139
    Accretion on senior notes...............................................................     21,418     12,184
    Accretion on preferred securities.......................................................         39     --
    Amortization of debt issuance costs.....................................................        202        310
    Equity in net loss of unconsolidated affiliate..........................................        981      1,339
    Other non-cash expenses.................................................................        276     --
    Changes in:
      Accounts receivable--trade............................................................     (1,187)      (543)
      Accounts receivable--other............................................................       (297)    (2,333)
      Prepaid expenses and other............................................................       (192)      (963)
      Accounts payable......................................................................      4,679      1,617
      Accrued compensation and related benefits.............................................        275       (161)
      Accrued liabilities and deferred revenues.............................................      1,236         74
                                                                                              ---------  ---------
        Net cash used for operating activities..............................................    (28,699)   (29,263)
                                                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Network components and inventory..........................................................     (2,718)    (3,884)
  Purchase of property......................................................................     (3,927)    (5,085)
  Networks in progress......................................................................    (44,596)   (22,029)
  Investment in unconsolidated affiliates...................................................     (2,555)    (1,142)
  Purchase of short-term investments........................................................    (79,842)   (13,789)
  Proceeds from sales and maturities of short-term investments..............................     37,518     39,134
  Increase in restricted cash...............................................................    (21,403)    --
  Other assets..............................................................................       (148)       (19)
                                                                                              ---------  ---------
    Net cash used for investing activities..................................................   (117,671)    (6,814)
                                                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred securities............................................    105,940     --
  Repayment of capital lease obligations....................................................       (339)      (190)
  Proceeds from sale of common stock, net of repurchases....................................        791        572
  Collection of note receivable from sale of common stock...................................         28         96
                                                                                              ---------  ---------
    Net cash provided by investing activities...............................................    106,420        478
                                                                                              ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................................................    (39,950)   (35,599)
CASH AND CASH EQUIVALENTS, Beginning of period..............................................    111,112    124,232
                                                                                              ---------  ---------
CASH AND CASH EQUIVALENTS, End of period....................................................  $  71,162  $  88,633
                                                                                              ---------  ---------
                                                                                              ---------  ---------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases..............................................  $     797  $     351
  Capitalization of interest into networks in progress......................................  $   1,613  $   1,470
  Conversion of warrants to common stock....................................................  $       1  $  --
  Repurchase of unvested common stock and cancellation of related notes receivable..........  $       8  $  --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest....................................................  $      47  $      53
  Cash paid for income taxes................................................................  $  --      $       1

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals the Company considers necessary for a fair presentation of the Company's financial position as of June 30, 1998 and the results of operations and cash flows for the three months and the six months ended June 30, 1998 and 1997. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the year ended December 31, 1997. Operating results for the three months and the six months ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations or cash flows. The comprehensive net loss was $34,564,000 and $23,922,000 for the three months ended June 30, 1998 and 1997. The comprehensive net loss was $64,782,000 and $45,923,000 for the six months ended June 30, 1998 and 1997, respectively. The comprehensive net loss differs from the net loss applicable to common stockholders by the net unrealized gain (loss) on short-term investments.

    In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this standard in its financial statements for the year ending December 31, 1998.

    In June 1998, the Financial Accounting Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new standard, the Company does not believe adoption of this standard will have a material impact on the Company's financial position or results of operations.

    Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

2. NET LOSS PER SHARE

    During December 1997, the Company adopted Statement of Financial Accounting Standard No. 128 (SFAS 128), EARNINGS PER SHARE and, retroactively, restated prior period earnings per share (EPS) for the change. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS for the period presented is computed by dividing net loss by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for all periods presented is the same as basic EPS since all other potential dilutive securities (common stock subject to repurchase, common stock options and warrants and mandatorily redeemable preferred securities) are excluded as they are antidilutive.

                           CELLNET DATA SYSTEMS, INC.

3. MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

    During May 1998, a new subsidiary of the Company, CellNet Funding, L.L.C. ("Funding") completed the sale of 7% Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities") for gross proceeds of $110,000,000. Net proceeds from the offering, after offering costs, were approximately $105,940,000. The recorded amount of the Preferred Securities will fully accrete to the face value of $110,000,000 on June 1, 2010. The restricted cash at June 30, 1998 of approximately $21,539,000 includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which were placed in escrow upon the closing of the offering of the Preferred Securities. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through September 1, 2001.

    The Preferred Securities consist of 4,400,000 exchangeable preferred securities of Funding that bear a cumulative dividend at the rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, commencing September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of Company common stock, at the option of Funding. The Preferred Securities are exchangeable at any time prior to June 1, 2010, at the option of the holders, into Company common stock, at a rate of 1.8328 shares of Company common stock per Preferred Security, or $13.64 per share, subject to adjustment. On or prior to June 1, 2001, the Preferred Securities must be automatically exchanged for common stock of the Company at an exchange price of $13.64 per share in the event the Current Market Value (which is a formula as defined in the Written Action of the Manager of Funding, the "Written Action") of the Company's common stock equals or exceeds the following percentage of the exchange price, for at least 20 days of any 30-day trading period during the 12 month period ending prior to June 1 of the indicated year: 170% prior to June 1, 1999; 160% from June 1, 1999 through June 1, 2000; and 150% from June 2, 2000 up to and prior to June 1, 2001. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Preferred Securities, together with accrued and unpaid dividends, if any.

    Pursuant to and to the extent set forth in the guarantee of the Preferred Securities (the "Guarantee") by the Company for the benefit of the holders of Preferred Securities, the Company has agreed to pay in full to the holders of the Preferred Securities (except to the extent paid by Funding), as and when due, regardless of any defense, right of set off or counterclaim which Funding may have or assert, the following payments (the "Guarantee Payments"), without duplication: (i) any accrued and unpaid distributions that are required to be paid on the Preferred Securities, to the extent Funding has sufficient funds legally available thereof, (ii) the redemption price, with respect to any Preferred Securities called for redemption by Funding, to the extent Funding has sufficient funds legally available therefor and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of Funding, the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Preferred Securities to the date of payment to the extent Funding has sufficient funds legally available therefor and (b) the amount of assets of Funding remaining for distribution to holders of Preferred Securities upon the liquidation of Funding.

                           CELLNET DATA SYSTEMS, INC.

3. MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY (CONTINUED)
The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of the Company.

    On May 19, 1998, after the investment in Treasury Strips, Funding applied the remaining net proceeds from the offering of the Preferred Securities together with other capital contributed by the Company to purchase $93,500,000 of the Company's Preferred Stock (the "CellNet Preferred Stock") which pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through June 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of common stock, at the option of the Company. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of the Company's common stock at an exchange rate based on the exchange rate of the Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010.

    The separate complete financial statements of Funding have not been included herein because such disclosure is not considered to be material to the holders of the Preferred Securities. For the period from May 13, 1998 (inception), through June 30, 1998, the statement of operations of Funding included only the preferred dividends accrued, accretion of the Preferred Securities and interest income earned on the restricted cash. The summarized balance sheet information for Funding is as follows:

                      Summarized Balance Sheet Information

                                                                                 JUNE 30, 1998
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
ASSETS:
Investment in Parent Preferred Stock...........................................   $    93,500
Restricted cash................................................................        21,539
                                                                                 -------------
  Total assets.................................................................   $   115,039
                                                                                 -------------
                                                                                 -------------

LIABILITIES AND STOCKHOLDER'S DEFICIT

Accrued dividends..............................................................   $       899
Payable to Parent..............................................................           612
Mandatorily redeemable preferred securities....................................       105,979

STOCKHOLDER'S DEFICIT:

Common limited liability security outstanding..................................            10
Additional paid-in capital.....................................................         8,341
Accumulated deficit............................................................          (802)
                                                                                 -------------
  Total stockholder's deficit..................................................         7,549
                                                                                 -------------
Total liabilities and stockholder's deficit....................................   $   115,039
                                                                                 -------------
                                                                                 -------------

4. COMMITMENTS AND CONTINGENCIES

    In October 1996, Itron, Inc. ("Itron"), one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. The Company believes, based on its current information, that the Company's products do

                           CELLNET DATA SYSTEMS, INC.

4. COMMITMENTS AND CONTINGENCIES (CONTINUED) not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on its results of operations or financial condition.

    In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief.

    The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL, ET AL., No. 398464 filed in the Superior Court of California for the County of San Mateo was dismissed on February 9, 1998, without leave to amend. Counsel for the plaintiffs in the SETTLE/ZULLY action have filed a notice of their intention to appeal this dismissal to the California Court of Appeal. A second complaint, also filed in the same Court, HOWARD FIENMAN AND GERALD SAPSOWITZ V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398560, was earlier voluntarily dismissed with prejudice. These complaints, purported class actions filed on behalf of the Company's stockholders against the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering, sought unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron was likely to ensue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS SECTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, INFORMATION WITH REGARD TO THE COMPANY'S EXPECTED WIRELESS DATA NETWORK DEPLOYMENTS AND OPERATIONS, ITS STRATEGY FOR MARKETING AND DEPLOYING SUCH NETWORKS AND RELATED FINANCING ACTIVITIES AND ITS EXPECTED REVENUES, EXPENSES AND CAPITAL EXPENDITURES AND ITS ASSESSMENT OF POTENTIAL YEAR 2000 ISSUES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AND THE VARIATIONS MAY BE MATERIAL. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    The Company intends to deploy and operate a series of wireless data networks pursuant to services agreements with utilities and other parties including new power market participants to earn recurring revenues by providing network meter reading (NMR) services and to use the networks to support a variety of non-utility applications. The Company employs two basic strategies in the deployment of its networks-- saturation deployments for providing NMR services to existing utilities, and broad deployments for providing NMR services to other parties including new power market participants. Under the Company's saturation deployment strategy, the Company builds out its wide area network (WAN) and local area network (LAN) concurrently in order to cover every meter in a utility's designated service area. The saturation deployment strategy has proven effective because it allows coverage of all of the energy consumers in those service areas. Under the Company's broad deployment strategy, the Company first deploys its WAN in service areas where the largest consumers of energy are located and where energy consumers and other power market participants are most likely to value the Company's services and/or to concentrate their marketing efforts. As contracts for the provision of NMR services are obtained, the Company builds out its LAN on an incremental basis as necessary to service those customers or for advanced coverage of certain areas. Both the LAN and WAN can be further expanded incrementally as additional business outside the existing coverage areas is obtained. Broad deployment offers energy service providers who lack the established utilities' designated geographical customer bases the flexibility to build as they grow or to pursue particular market niches. It also offers established utilities who are not yet prepared to commit their resources to a long-term saturation deployment project the opportunity to cover a portion of their customers initially and to increase coverage in their service areas over time, potentially to all of their meters. By using networks deployed under either strategy, the Company is also able (i) to offer NMR information metering services directly to energy consumers, to the extent that the information provided by such services is not being made available to them by their own utility or energy service provider, (ii) to offer sub-metering NMR services to industrial and commercial customers which desire to monitor the energy consumption of particular heating, ventilating and air conditioning (HVAC) system components, individual manufacturing processes or pieces of equipment or individual departments, and (iii) to offer a range of non-utility wireless data communication services for such applications as home security, remote status monitoring of vending machines, office equipment and parking meters, and remote control of traffic lights.

    The Company's business strategy has affected and will continue to affect its financial condition and results of operations as follows:

    COMPOSITION OF REVENUES. The Company derives substantially all of its revenues from fees earned under services agreements related to its wireless networks. Under the Company's existing services agreements with utilities, the Company receives monthly NMR service fees based on the number of endpoint devices that are in revenue service during the applicable month.

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

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company's future revenues will depend on the number of new services agreements with established utilities and other parties, including new power market participants, and on the amount of NMR services to be provided thereunder. The Company's existing saturation contracts are with established utilities. During 1997, approximately 88% of the Company's revenues were derived from its contracts with Kansas City Power & Light Company ("KCPL") and AmerenUE ("UE"). During the first six months of 1998, 85% of the Company's revenues were derived from KCPL and UE. The utility industry is historically characterized by long purchasing cycles and cautious decision making, and purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase the Company's services to date. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established utilities, the Company believes that implementation of utility deregulation will ultimately accelerate the utility decision-making process. The Company believes that it will enter into additional services contracts with other utilities and other parties including new power market participants; however, if the Company's services do not gain widespread industry acceptance, its revenues would not increase significantly after services contracts for existing network systems have been fully installed.

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

    REVENUES LAG NETWORK DEPLOYMENT. The Company expects to realize network service revenue under a services agreement with a utility or new power market participant only when a portion of the network is installed and they have begun billing their customers based upon the NMR data obtained. The Company expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed the Company's capital investments and expenses incurred to deploy such network for several years. As of June 30, 1998, the Company had approximately 3,815,000 meters under long-term contracts, of which approximately 1,055,000 meters were in revenue service. The Company signed agreements with KCPL and UE in August 1994 and August 1995, respectively, and did not receive its first revenue under the KCPL and UE services agreements until September 1995 and May 1996, respectively. The Company has completed the installation of its NMR network for KCPL and had installed approximately 409,000 meters on the network by June 30, 1998. The Company expects to add additional meters to the KCPL network in 1998 and 1999 which would be added to the total number of meters in revenue service upon acceptance by KCPL for billing purposes. In June 1998, the Company entered into a services contract to expand CellNet's NMR network for UE by 450,000 meters. The total network for UE will provide coverage for approximately 1,250,000 meters. As of June 30, 1998, the Company completed the on-line deployment of approximately 711,000 meters to the UE network. The Company began the installation of both the NSP and Puget Sound Energy, Inc. ("PSE") networks in August 1996 and began receiving revenue from PSE in January 1997. The Company has also successfully completed a demonstration project with Pacific Gas & Electric Company ("PG&E") in San Francisco pursuant to which the Company has installed a network that covers approximately 30,000 electric and gas meters. PG&E has acknowledged that the data collection, cost savings, customer service and other objectives of the demonstration network have been met. The project is now in the process of being concluded. In September 1997, the Company entered into a services contract with Indianapolis Power & Light Company ("IP&L") for the installation of its NMR network that will cover approximately 415,000 meters. Installation of the initial portion of the IP&L network was completed in November 1997 and IP&L has agreed to a roll-out of the balance of the network. As additional segments of the Company's networks are installed and used by its customers for billing purposes, the Company expects to realize a corresponding increase in its network service revenues. However, if the Company is able to deploy successfully an increasing number of networks over the next few years, the operating losses created by this lag in revenues, the negative cash flow resulting from such operating losses, and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating the additional networks.

    IMPACT OF RAPID EXPANSION. The Company will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. The Company has incurred substantial operating losses since its inception and, as of June 30, 1998, had an accumulated deficit of $346.4 million. The Company does not expect significant revenues relative to anticipated operating costs during 1998 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands and installs additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years.

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

    INTEREST INCOME. The Company has earned substantial amounts of interest income on short-term investments of the proceeds of its financing activities. The Company expects to utilize substantially all of its cash, cash equivalents and short-term investments in deploying its wireless networks, in continuing research and development activities related thereto, in related selling and marketing activities and for general and administrative purposes. As such funds are expended, interest income is expected to decrease.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

    REVENUES

    Revenues for the three months ended June 30, 1998 and 1997 were $2.9 million and $1.5 million, respectively. The increase in revenues was principally due to increases in network service revenues. During the three months ended June 30, 1998, UE and KCPL accounted for approximately 53% and 31% of the Company's revenues, respectively. For the three months ended June 30, 1997, KCPL and UE accounted for approximately 45% and 40% of the Company's revenues, respectively. Revenues for the six months ended June 30, 1998 and 1997 were $5.1 million and $2.5 million, respectively. The increase in revenues was principally due to the increases in network service revenues. During the six months ended June 30, 1998, UE and KCPL accounted for approximately 52% and 33% of the Company's revenues, respectively. During the first six months of 1997, KCPL and UE accounted for 52% and 34% of the Company's revenues, respectively.

    The Company generally realizes service revenues under its services agreements only when its networks or portions thereof are successfully installed and operating and its clients begin billing their own customers or begin using the NMR services provided. Revenues are expected to increase as the Company continues to install its networks, the networks or portions thereof become operational, and its clients begin billing their own customers or begin using the NMR services provided. The Company expects to have product sales associated with certain NMR deployments which sales could be material to the Company's revenues, although no assurance can be given in this regard. Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received during the six months ended June 30, 1998 and 1997, respectively, are not reliable indicators of revenues that might be expected in the future.

    COST OF REVENUES

    Costs of revenues were $6.7 million and $4.2 million for the three months ended June 30, 1998 and 1997, respectively. Costs of revenues were $11.9 million and $7.8 million for the six months ended June 30, 1998 and 1997, respectively. For the three months and the six months ended June 30, 1998 and 1997, cost of revenues consisted primarily of network operations costs. The increase in costs of revenues was driven by increasing costs of providing network services, due primarily to growth in the number of employees and associated costs necessary for network monitoring operations at customer sites and at the Company's headquarters, network deployment management and customer training. Costs of network services also include the increased installation, applications and RF engineering staffing at the Company's headquarters to support anticipated additional utility contracts. Network services do not currently generate a profit as the Company has not yet achieved a scale of services sufficient to cover network costs. The Company will incur significant increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation, and miscellaneous maintenance and operating expenses.

    OPERATING EXPENSES

    Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses were $20.3 million and $15.9 million for the three months ended June 30, 1998 and 1997, respectively. Operating expenses were $38.2 million and $30.9 million for the six months ended June 30, 1998 and 1997, respectively. The increase in operating expenses on a period to period basis is attributable to the Company's rapid growth and to increasing research and development, and marketing and sales expenditures. The Company expects to continue to spend a significant portion of its resources on research and development activities for the foreseeable future. Marketing and sales costs are expected to increase moderately over current levels as the Company continues its efforts to sign new service agreements. General and administrative costs are expected to increase over time in line with the Company's expected growth and are expected to increase moderately for the next few years in connection with the installation of a new corporate information system which commenced in the second quarter of 1998.

    RESEARCH AND DEVELOPMENT

    Research and development expenses are attributable largely to continuing system software, firmware and equipment development costs, prototype manufacturing, testing, personnel costs, consulting fees and supplies. Research and development costs are expensed as incurred. The Company's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as the Company believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses were $8.5 million and $6.7 million for the three months ended June 30, 1998 and 1997, respectively, net of expenses reimbursable by BCN Data Systems, L.L.C. ("BCN") of $259,000 for technology migration costs in the three months ended June 30, 1997. No expenses were reimbursable by BCN in the three months ended June 30, 1998. Research and development expenses were $15.5 million and $13.0 million, net of expenses reimbursable by BCN of $245,000 and $1,668,000 for technology migration costs, for the six months ended June 30, 1998 and 1997, respectively. Research and development spending increases in 1998 and 1997 reflect primarily additions to the Company's engineering staff and the continued expenditure for technology migration without a corresponding reimbursement by BCN in 1998. The Company expects that research and development expenses will increase moderately in the near term for additional investments in research and development projects and in connection with the establishment of international operations.

    MARKETING AND SALES

    Marketing and sales expenses consist principally of personnel costs, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses were $2.8 million and $1.9 million during the three months ended June 30, 1998 and 1997, respectively. Marketing and sales expenses for the six months ended June 30, 1998 and 1997 were $5.9 million and $3.7 million, respectively. These expenses have increased due to the Company's accelerated efforts to sign new services agreements and a significantly larger advertising program. The Company expects a moderate increase in marketing and sales expenses over current levels as the Company continues its efforts to sign new services agreements.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses include compensation paid to general management, administrative personnel costs, travel and communications and other general administrative expenses, including fees for professional services. General and administrative expenses for the three months ended June 30, 1998 and 1997 were $4.5 million and $4.6 million, respectively. General and administrative expenses for the six months ended June 30, 1998 and 1997 were $8.1 million and $9.1 million, respectively. The decrease in these expenses in the 1998 period over the 1997 period resulted from a reduction in expenditures for certain employee compensation and professional fees. The Company expects general and administrative expenses to increase over time in line with expected growth.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense was $4.5 million and $2.7 million for the three months ended June 30, 1998 and 1997, respectively. Depreciation and amortization expense was $8.6 million and $5.1 million for the six months ended June 30, 1998 and 1997, respectively. Depreciation and amortization expense is attributable to the Company's networks in progress, including both equipment manufactured by the Company and systems partially installed in the field, property and leasehold improvements. Depreciation and amortization expense has increased as a result of increased additions to networks in progress, property and leasehold improvements period-over-period.

    EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

    The Company accounts for its investment in BCN, which began operations in 1997, using the equity method. For the three months ended June 30, 1998 and 1997, the Company recognized $630,000 and $981,000 as its share of BCN's losses, respectively. In the six months ended June 30, 1998 and 1997, the Company recognized $981,000 and $1.3 million as its share of BCN's losses, respectively. The decrease in these expenses in the 1998 period over the 1997 period resulted from the continued expenditure by the Company for technology migration without a corresponding reimbursement from BCN in 1998. The Company expects to recognize increased losses in the future from its share of BCN's losses as BCN expands its operations.

    INTEREST INCOME AND EXPENSE

    Prior to June 1995, the Company funded its liquidity needs primarily from the issuance of equity securities. In June and November 1995, the Company issued and sold a total of $325.0 million aggregate principal amount at maturity of the Company's 13% Senior Notes due 2005 (the "1995 Notes") and related warrants (the "1995 Warrants") for proceeds, net of issuance costs, of $169.9 million. In October 1996, the Company completed an initial public offering of its common stock for aggregate net proceeds of $92.2 million. In connection with the initial public offering, the Company also received $1.2 million in proceeds from the cash exercise of warrants to purchase shares of the Company's common stock. In addition, in October 1996, the Company completed certain private placements of its common stock for net proceeds of approximately $28.0 million. In September 1997, the Company issued and sold a total of approximately $654.1 million aggregate principal amount at maturity of the 1997 Notes and warrants (including 1997 Notes and warrants issued in exchange for the 1995 Notes) for proceeds, net of issuance costs, of $96.3 million. In connection with the issuance of the 1997 Notes, $231.0 million of the issue price for the 1997 Notes and warrants was issued in exchange for all of the Company's 1995 Notes. In May 1998, a new subsidiary of the Company, CellNet Funding L.L.C. ("Funding") completed an offering of Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities") for proceeds net of issuance costs of $105.9 million. The restricted cash at June 30, 1998 of approximately $21,539,000 includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which was placed in escrow upon the closing of the offering of the Preferred Securities. The Company has earned interest income on the invested proceeds from these financings. The Company has also incurred significant interest expense from the amortization of the original issue discount on the 1995 Notes and the 1997 Notes. Interest expense will increase significantly in future periods as a result of increased accretion of a larger original issue discount balance from the issuance of the 1997 Notes.

    Interest income has been and will continue to be received by the Company from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by the Company for capital expenditures and operating and other expenses. Interest income is expected to be highly variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by the Company in its business. Interest income for the three months ended June 30, 1998 and 1997 was $2.0 million and $1.9 million, respectively. Interest income for the six months ended June 30, 1998 and 1997 was $3.9 million and $4.2 million, respectively.

    No interest on the 1997 Notes is payable prior to April 1, 2003. Thereafter, until maturity on October 1, 2007, any interest will be payable semi-annually in arrears on each April 1 and October 1. The carrying amount of the 1997 Notes accretes from the date of issue and the Company's interest expense includes such accretion. Interest expense, net of capitalized interest, was $10.9 million and $6.2 million for the three months ended June 30, 1998 and 1997. Interest expense, net of capitalized interest, was $21.7 million and $12.6 million for the six months ended June 30, 1998 and 1997, respectively.

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

    DIVIDENDS AND ACCRETION ON PREFERRED SECURITIES OF SUBSIDIARY

    The Preferred Securities consist of 4.4 million exchangeable preferred securities of Funding that bear a cumulative dividend at a rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, commencing September 1, 1998. Dividend expense for the three months and the six months ended June 30, 1998 was $899,000. The net proceeds from the placement of the Preferred Securities, after offering costs, was $105.9 million and will fully accrete to the face value of $110.0 million on June 1, 2010. Accreted interest expense for the three months and the six months ended June 30, 1998 was $39,000.

    IMPACT OF THE YEAR 2000

    The Company has assessed the scope of the risk of problems its computer systems may have related to the Year 2000 and believes that its wireless data networks are Year 2000 compliant. The Company will require its third party network vendors and suppliers to be Year 2000 compliant. Accordingly, the Company expects that the advent of the millennium will have no material adverse effect on its network operations. Certain of the Company's existing internal corporate information systems require modification, upgrade or replacement in order to be Year 2000 compliant. Because these systems are becoming obsolete, the Company has decided to replace them with a new corporate information system being installed commencing in the second quarter of 1998 and expects to complete installation in advance of the year 2000. The Company expects to finance over several years most of the costs involved in purchasing and installing the new corporate information system, which are estimated at approximately $1.5 million for 1998 and totaled $820,000 for the six months ended June 30, 1998. In addition, the Company is in the process of inquiring of its vendors and business partners about their progress in identifying and addressing problems related to the year 2000. No assurance can be given that all of these third party systems will be Year 2000 compliant.

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

    In the first six months of 1998 and 1997, net cash used in the Company's operating activities totaled $28.7 million and $29.3 million, respectively. Net cash used in operating activities resulted primarily from cash used to fund net operating losses.

    In the six months ended June 30, 1998 and 1997, net cash used for investing activities totaled $117.7 million and $6.8 million, respectively. The Company's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property and equipment, and purchases, sales and maturities of short-term investments.

    In the first six months of June 30, 1998 and 1997, net cash provided by the Company's financing activities totaled $106.4 million and $478,000, respectively. In May 1998, Funding, a new subsidiary of the Company, completed an offering of the Preferred Securities for proceeds net of issuance costs of $105.9 million.

    As of June 30, 1998, the Company had cash, cash equivalents, short-term investments and restricted cash totaling $172.0 million. As of December 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $148.1 million. The increase of $23.9 million from December 31, 1997 resulted from proceeds related to the issuance of the Preferred Securities, offset by operating costs and the development and construction of the Company's wireless communications networks.

    Deployments of the Company's wireless communications networks will require substantial additional capital. The Company is committed to make approximately $88.6 million in capital expenditures in 1998 for saturation deployment network installations of which $37.5 million was expended by June 30, 1998. In addition, the Company anticipates that it may spend as much as an additional $34.8 million during 1998 in capital expenditures relating to the installation of its broad deployment network in California, of which $8.7 million was expended by June 30, 1998. The exact amount of such expenditures will depend, in part, upon the amount of NMR and other services contracted for. The Company may make additional capital expenditures in connection with the installation of new networks, the expansion of existing networks and/or an acceleration in anticipated network installation schedules. In addition, funds will be required for a number of purposes including, but not limited to, further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered on the CellNet system. The Company expects that cash used for the construction and installation of networks and for the purchase of property and equipment will increase substantially as and when the Company obtains new services agreements or enters into other arrangements for the installation of its networks, and that the Company will require significant amounts of additional capital from external sources. Sources of additional capital for the Company and its subsidiaries may include project or conventional bank financing, including financing provided by utilities to finance the construction of networks being built out primarily for them, public and private offerings of debt and equity securities and cash generated from operating activities. The Company expects that a substantial portion of its future financing will be at the subsidiary level on a project basis. The Company expects to obtain third party financing for the construction of wireless networks, based on the projected cash flow expected to be generated from such projects. The Company expects that the recurring revenue stream from long-term services contracts and other arrangements will support the amortization of debt raised for the project involved, however no assurance can be given that this will occur. The Company does not anticipate deriving any significant cash from such operations for several years.

    The Company believes that existing cash, cash equivalents, anticipated interest income, other revenues and expected sources of project financing of approximately $90.0 million will be sufficient to meet its cash requirements for at least the next 12 months. The Company requires and intends to raise a substantial amount of capital in 1998 and 1999 and expects that it will continue to require substantial amounts of additional capital in the future. The extent of additional financing will depend on the success of the Company's business. The Company expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing, including expected project financing, will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Indenture or that may be contained in any additional financing arrangements. The Indenture under which the 1997 Notes were issued contains certain covenants that limit the Company's ability to incur additional indebtedness. Future financings may be dilutive to existing stockholders. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures, which could limit the ability of the Company to meet its debt service requirements and could have a material adverse effect on its business and on the value of the common stock.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

    UNCERTAINTY OF FUTURE REVENUES; NEED FOR ADDITIONAL SERVICES CONTRACTS AND
     FLUCTUATING OPERATING RESULTS

    The timing and amount of future revenues will depend almost entirely upon the Company's ability to obtain new services agreements with established utilities and other parties including new power market participants and upon the successful deployment and operation of the Company's wireless data networks. The signing of any new services contracts for saturation or broad deployments is expected to occur on an irregular basis. The Company expects that it will generally take two to four years to complete the installation of each saturation deployment network after a services contract has been signed. Service revenues from both types of such networks are not expected to exceed the Company's capital investments and expenses incurred to deploy and operate such networks for several years. The Company will not begin to receive recurring revenues under a services contract until portions of the network become operational, which is expected to occur in saturation deployments no earlier than six months after the execution of the applicable services contract. The Company begins to incur capital expenditures for the construction of networks used in broad deployments and does not begin to receive recurring revenues until portions of the network become operational. The Company's results of operations may be adversely affected by delays or difficulties arising in the network installation process. The cost of network deployments will be highly variable and depend upon a wide variety of factors, including radio frequency characteristics, the size of a service territory and density of endpoints within such territory, cost of site leases, the nature and sophistication of services being provided, the cost of spectrum acquisition, local labor rates and other economic factors.

    CellNet currently derives almost all of its revenues from long-term services contracts with a limited number of established utilities. During 1997, approximately 88% of the Company's revenues were derived from its contracts with KCPL and UE and, during the first six months of 1998, 85% of the Company's revenues were derived from its contracts with KCPL and UE. The Company will not generate sufficient cash flow to service its indebtedness or achieve profitability unless it enters into additional services contracts covering a significant number of additional meters. There can be no assurance that the Company will complete commercial deployments of the CellNet system under current services contracts successfully or that it will obtain enough additional services contracts on satisfactory terms for network deployments in a sufficient number of locations to allow the Company to achieve adequate cash flow to service its indebtedness or achieve positive cash flow or profitability. The Company's operating results will fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including the rate at which established utilities and new power market participants enter into new services contracts, general economic conditions, economic conditions in the utility industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by the Company or its competitors, the mix of services sold, pricing changes and new service introductions by the Company and its competitors and prices charged by suppliers. In response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or enter into strategic relationships or investments that could result in a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    UNCERTAINTY OF ACCEPTANCE OF AND DEPENDENCE ON OTHER APPLICATIONS

    The Company's long-term business plan contemplates the generation of a significant percentage of future revenues from non-utility services. Potential non-utility applications of the Company's systems include home security, remote status monitoring of vending machines, office equipment and parking meters and other equipment and remote control of traffic lights. The Company believes its future ability to service its indebtedness and to achieve profitability will depend, in part, upon its success in generating substantial revenues from such additional services. The Company has been working with industry leaders to develop such applications. However, there is no assurance any of these activities will result in the successful development or commercial introduction of any such services. The Company currently has no services contracts which provide for the implementation of such services, and the Company has not yet completed development or deployed any such services on a commercial scale. In addition, unless the Company is successful in deploying its wireless networks in targeted service areas, the Company may not be able to offer any such services in such areas or may be able to offer these services only on a limited basis.

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

    SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT; SUBSTANTIAL FUTURE CAPITAL
     NEEDS

    The Company has substantial outstanding indebtedness, including $654.1 million in aggregate principal amount at maturity of the 1997 Notes. The Company will be required to pay cash interest on the 1997 Notes commencing April 1, 2003 and repay the 1997 Notes on October 1, 2007. In May 1998, Funding, a wholly-owned finance subsidiary of the Company, completed an offering of Preferred Securities which will fully accrete to a face value of $110,000,000 on June 1, 2010. The Preferred Securities bear a cumulative dividend at the rate of 7% per annum. Funding has purchased Treasury Strips sufficient in amount to pay cash dividends on the Preferred Securities through June 1, 2001 and has deposited the Treasury Strips in escrow with the Escrow Agent for the benefit of the holders of the Preferred Securities. Funding is required to pay quarterly dividends in cash on the Preferred Securities through June 1, 2001, and thereafter, in cash or shares of the Company common stock, at the option of Funding. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. The Company has provided the holders of the Preferred Securities certain guarantees of payment of dividends, distributions, and redemptions. CellNet intends to incur substantial additional indebtedness, primarily in connection with installing future networks. As a result, CellNet will have substantial debt service obligations. The Company's capital expenditures will increase significantly if new services contracts are signed, and the Company expects that its cash flow, in part due to increased capital expenditures, will be increasingly negative over the next several years. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow, which will be affected by a number of factors, including its success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. The Company's ability to generate such cash flow is subject to a number of risks and contingencies. Included among these risks are the possibilities that: (i) the Company may not obtain sufficient additional services agreements or complete scheduled installations on a timely basis, (ii) revenues may not be generated quickly enough to meet the Company's operating costs and debt service obligations, (iii) the operating and/or capital costs associated with the installation and maintenance of the network could be higher than projected, (iv) the Company's wireless systems could experience performance problems, or (v) adoption of the Company's services within a network could be less widespread than anticipated. Accordingly, there can be no assurance as to whether or when the Company's operations will generate positive cash flow or become profitable or whether the Company or its subsidiaries will at any time have sufficient resources to meet their debt service obligations. If the Company is unable to generate sufficient cash flow or obtain alternate liquidity to service its indebtedness, it will have to take actions such as to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, or that effecting any of these strategies would yield sufficient proceeds to make the required payments on any of the Company's indebtedness. In particular, there is a risk that the Company would be unable, if needed, to refinance the 1997 Notes prior to the date cash interest payments become due and payable on the 1997 Notes or at their maturity date, given uncertainty about prevailing capital market conditions, the Company's then performance and financial position and the Company's projected high levels of indebtedness. Such inability to refinance the 1997 Notes could result in cross-defaults under other indebtedness and may limit the Company's ability to meet its obligations in respect of the CellNet Preferred Stock and Funding's ability to meet its obligations in respect of the Preferred Securities.

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

    The Company will require substantial additional funds for the development, commercial deployment and expansion of its networks, and for funding operating losses. As of June 30, 1998, the Company had $150.4 million in cash, cash equivalents and short-term investments. The Company intends to raise a substantial amount of additional capital in 1998 and expects that it will continue to require substantial amounts of additional capital in the future. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, the Company may require additional equity or debt financing earlier than estimated in order to fund its working capital and other requirements. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

    HISTORY AND CONTINUATION OF OPERATING LOSSES

    The Company has incurred substantial and increasing operating losses since inception. As of June 30, 1998, the Company had an accumulated deficit of $346.4 million, primarily resulting from expenses incurred in the development of the Company's wireless data communications system, marketing of the Company's NMR, distribution automation and other services, the installation of its wireless data communications networks and the payment of other normal operating costs.

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

    SUBSTANTIAL AND INCREASING COMPETITION

    The emerging market for utility NMR systems, the deregulation of the electric utility industry and the potential market for other applications once a common infrastructure is in place, have led electronics, communications and utility product companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the CellNet system. Deregulation will likely cause competition to increase. The Company believes that its only significant direct competitor in the marketplace at present is Itron, Inc. ("Itron"), an established manufacturer and seller of hand-held and drive-by automated meter reading ("AMR") equipment for utilities. Itron has also offered its customers its Genesis-TM- system, a radio network system similar to the Company's system, for meter reading purposes.

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

    ACCESS TO RADIO FREQUENCY ("RF") SPECTRUM; REGULATION BY THE FEDERAL
     COMMUNICATIONS COMMISSION ("FCC")

    The Company attempts to obtain exclusive usage of licensed bandwidth and/or secure its own licenses. The Company has focused its spectrum acquisition strategy generally on the largest Metropolitan Statistical Areas ("MSAs") and Consolidated Metropolitan Statistical Areas ("CMSAs") in the United States. As of June 30, 1998, the Company had acquired a total of 101 spectrum licenses in 51 of the top 60 MSAs/CMSAs. However, sufficient frequency spectrum may not be available to fully enable the delivery of all or a part of the Company's wireless data communications services or the Company may be required to find alternative frequencies. The cost of obtaining such spectrum is currently difficult to estimate and may involve time delays and/or increased cost to the Company. The Company could also be unable to obtain frequency in certain areas. Any of these circumstances could have a material adverse impact on the Company's future ability to provide its network services and on the Company's business, operating results, financial condition and cash flow.

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

    In August 1997, the FCC's authority to utilize competitive bidding as a licensing mechanism was amended and expanded by Congress in the BUDGET ACT OF 1997. Under this recent enactment, the FCC must use competitive bidding procedures to choose between any mutually exclusive applications, except where the radio frequency spectrum is being used for public radio safety services. Congress included a very broad definition of "public radio safety services," to include private internal radio services used by state and local governments and non-governmental entities, including emergency road services provided by not-for-profit organizations that are used to protect the safety of life, health, or property and that are not made commercially available to the public. As a result, licensed systems that protect the safety of life, health, or property and are not made commercially available to the public are not subject to licensing by FCC auctions.

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

    Certain of the Company's subassemblies, components and network equipment are procured from single sources and others are procured only from a limited number of sources. In addition, CellNet may be affected by general shortages of certain components, such as surface mounted integrated circuits and memory chips. There have been shortages of such materials generally in the marketplace from time to time in the past. The Company's reliance on such components and on a limited number of vendors and subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and cost. A significant price increase or interruption in supply from one or more of such suppliers could have a material adverse effect on the Company's business, operating results, financial condition and cash flow. Although the Company believes alternative suppliers of subassemblies, components and network equipment are available, the inability of the Company to develop alternative sources quickly or cost-effectively could materially impair its ability to manufacture and install systems. Lead times can be as long as a year for certain components, which may require the Company to use working capital to purchase inventory significantly in advance of receiving any revenues.

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

    RISK OF SYSTEM FAILURES, DELAYS AND INADEQUACIES

    The performance, reliability and availability of the Company's wireless data networks are critical to the Company's reputation and ability to attract and retain utilities and earn revenues from NMR services and other non-utility applications. These wireless data networks are vulnerable to damage or interruption from fire, flood, earthquakes, storms and other similar events. Any system failure that causes interruption in the availability of network services could result in a loss of revenue and, if sustained or repeated, could reduce the attractiveness of the Company's services for future utilities or other customers. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results, financial condition and cash flow.

    POSSIBLE TERMINATION OF CONTRACTS

    The Company expects that a substantial portion of its future revenues will be provided pursuant to services contracts of various kinds. These contracts will generally be subject to cancellation or termination in certain circumstances in the event of a material and continuing failure on CellNet's part to meet agreed NMR performance standards on a consistent basis over agreed time periods, subject to certain rights to cure any such failure. Each of the Company's existing utility services contracts provides for termination of such contracts by the respective utility without cause in less than ten years, subject to certain reimbursement provisions. Such contracts also provide that CellNet will be required to compensate such utilities for the use of its system for non-utility applications. Future services contracts with utilities may contain similar provisions. Contracts with new power market participants generally allow for termination without cause by the new power market participants on thirty days prior written notice except to the extent they have already ordered services under the contract. In the event that such a services contract is terminated, the Company may incur substantial losses. In addition, the Company anticipates that any contracts with new power market participants will generally have shorter terms than the Company's existing utility contracts. The Company's current contracts with new power market participants generally have terms of one to five years, compared to terms of ten to twenty years with utilities. A network's service revenues are not expected to exceed the Company's capital investments to deploy such network for several years. Termination or cancellation of one or more significant services contracts would have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

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

    The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL, ET AL., No. 398464, filed in the Superior Court of California for the County of San Mateo was dismissed on February 9, 1998, without leave to amend. Counsel for the plaintiffs in the SETTLE/ZULLY action have filed a notice of their intention to appeal this dismissal to the California Court of Appeal. A second complaint, also filed in the same Court, HOWARD FIENMAN AND GERALD SAPSOWITZ V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398560, was earlier voluntarily dismissed with prejudice. These complaints, purported class actions filed on behalf of the Company's stockholders against the Company, certain of its officers and directors and underwriters of the Company's initial public offering, sought unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue.

    ABSENCE OF PUBLIC MARKET FOR THE CELLNET COMMON STOCK; VOLATILITY OF COMMON
     STOCK PRICE

    The trading price of the Company's common stock has been highly volatile since the Company's initial public offering and has been and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, the signing of services contracts, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the NMR services industry, revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the NMR services industry and general economic and market conditions. In addition, it is possible that in some future period the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the common stock and the Preferred Securities.

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

    RISKS RELATED TO PREFERRED SECURITIES OF FUNDING

    In May 1998, Funding, a wholly-owned finance subsidiary of the Company, completed an offering of Preferred Securities which will fully accrete to a face value of $110,000,000 on June 1, 2010. The Preferred Securities bear a cumulative dividend at the rate of 7% per annum. Funding has purchased Treasury Strips sufficient in amount to pay cash dividends on the Preferred Securities through June 1, 2001 and has deposited the Treasury Strips in escrow with the Escrow Agent for the benefit of the holders of the Preferred Securities. Funding is required to pay quarterly dividends in cash on the Preferred Securities through June 1, 2001, and thereafter, in cash or shares of the Company common stock, at the option of Funding. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. The Company has provided the holders of the Preferred Securities certain guarantees of payment of dividends, distributions, and redemptions. The Preferred Securities involve a high degree of risk, and accordingly, reference must be made to the Risk Factors and other cautionary statements set forth in the Registration Statement on Form S-3 in respect of the Preferred Securities and in Funding's Report on Form 10-Q and other filings by Funding with the Securities and Exchange Commission.

    ANTI-TAKEOVER PROVISIONS

    The Board of Directors, without further shareholder approval, can issue preferred shares with dividend, liquidation, conversion, voting, exchange or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of CellNet. In addition, the Company is, and will continue to be, subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of the Company. Furthermore, upon a change of control, the holders of substantially all of the Company's outstanding indebtedness are entitled, at their option, to be repaid in chase and the holders of CellNet's preferred stock may, at their option, require CellNet or redeem their shares for cash. Such provisions may have the effect of delaying or preventing changes in control or management of the Company. All of these factors could materially adversely affect the price of the Company's common stock and the Preferred Securities.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL, ET AL., No. 398464, filed in the Superior Court of California for the County of San Mateo was dismissed on February 9, 1998, without leave to amend. Counsel for the plaintiffs in the SETTLE/ZULLY action have filed a notice of their intention to appeal this dismissal to the California Court of Appeal. A second complaint, also filed in the same Court, HOWARD FIENMAN AND GERALD SAPSOWITZ V. CELLNET DATA SYSTEMS, INC., ET AL., No. 398560, was earlier voluntarily dismissed with prejudice. These complaints, purported class actions filed on behalf of the Company's stockholders against the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering, sought unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that defendants were obligated to disclose, but failed to disclose, that a patent conflict with Itron was likely to ensue.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 30, 1998, at the Company's annual stockholders' meeting, a quorum of stockholders of the Company approved the following proposals: (1) election of the following persons as Directors of the Company: Paul M. Cook, Neal M. Douglas, E. Linn Draper, Jr., William C. Edwards, William Hart and John M. Seidl; (2) approval of an amendment to the Company's 1994 Stock Plan to increase the number of shares of common stock available for issuance thereunder by 2,500,000 shares; and (3) ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors.

Proposal 1.  Election of Directors: Paul M. Cook, Neal M. Douglas, E. Linn
             Draper, Jr., William C. Edwards, William Hart and John M. Seidl.

NOMINEE                                                             FOR       WITHHELD/AGAINST
--------------------------------------------------------------  ------------  ----------------
Paul M. Cook..................................................    32,231,711        357,930

Neal M. Douglas...............................................    32,235,861        353,780

E. Linn Draper, Jr............................................    31,971,409        618,232

William C. Edwards............................................    32,225,011        364,630

William Hart..................................................    32,235,861        353,780

John M. Seidl.................................................    32,229,622        360,019

Proposal 2.  Approval of Amendment to 1994 Stock Plan.

For.............................................................  23,474,655

Withheld/against................................................  1,114,677

Exceptions/abstain..............................................     71,392

Broker non vote.................................................  7,928,917
                                                                  ---------

    Total.......................................................  32,589,641

Proposal 3.  Ratification of the appointment of Deloitte & Touche LLP as the
             Company's independent auditors.

For.............................................................  32,500,039

Withheld/against................................................     24,994

Exceptions/abstain..............................................     64,608
                                                                  ---------

    TOTAL.......................................................  32,589,641
                                                                  ---------
                                                                  ---------

ITEM 5.  OTHER INFORMATION

    Proposals of shareholders of the Company that are intended to be presented by such shareholders at the Company's 1999 Annual Meeting of Shareholders must be received by the Company in writing in accordance with procedures outlined in the Company's Bylaws by November 27, 1998. If such shareholders fail to comply with the foregoing notice provision, then the chairman of the 1999 Annual Meeting of Shareholders may refuse to acknowledge the proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

 EXHIBIT NO.                             EXHIBIT TITLE
------------- -------------------------------------------------------------------
       4.1*   Certificate of Formation of CellNet Funding, L.L.C. filed April 21,
                1998 with the Secretary of State of the State of Delaware

       4.2*   Form of Amended and Restated Limited Liability Company Agreement of
                CellNet Funding, L.L.C., dated as of April 1998.

       4.3*   Form of Guarantee Agreement, dated May 1998, between CellNet Data
                Systems, Inc. and CellNet Funding, L.L.C..

 EXHIBIT NO.                             EXHIBIT TITLE
------------- -------------------------------------------------------------------
       4.4*   Form of Escrow and Security Agreement, date May 1998, among CellNet
                Data Systems, Inc. and CellNet Funding, L.L.C.

       4.5*   Form of Written Action of the Manager of CellNet Funding, L.L.C.,
                dated as of May 1998, with respect to the terms of the 7%
                Exchangeable Limited Liability Company Preferred Securities.

       4.6*   Form of Certificate of Designation, Rights and Preferences of the
                Preferred Stock Mandatorily Redeemable 2010 of CellNet Data
                Systems, Inc. filed May 1998 with the Secretary of State of the
                State of Delaware.

       4.7*   Specimen Certificate representing shares of Preferred Stock of
                CellNet Data Systems, Inc.

      27.1    Financial Data Schedule

------------------------

* Incorporated by reference to the exhibit files with the Registration Statement on Form S-3 by CellNet Data Systems, Inc. and CellNet Funding L.L.C. (No. 333-50851)

    (B) REPORTS OF FORM 8-K

    There have been no reports on Form 8-K filed during the quarter ended June
       30, 1998.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CELLNET DATA SYSTEMS, INC.

Date: August 12, 1998           By:              /s/ PAUL G. MANCA
                                     -----------------------------------------
                                                   Paul G. Manca
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

                                 EXHIBIT INDEX

 EXHIBIT NO.   EXHIBIT TITLE
-------------  ----------------------------------------------------------------------------------------------
        4.1    Certificate of Formation of CellNet Funding, L.L.C. filed April 21, 1998 with the Secretary of
                 State of the State of Delaware
        4.2    Form of Amended and Restated Limited Liability Company Agreement of CellNet Funding, L.L.C.,
                 dated as of April 1998.
        4.3    Form of Guarantee Agreement, dated May 1998, between CellNet Data Systems, Inc. and CellNet
                 Funding, L.L.C..
        4.4    Form of Escrow and Security Agreement, date May 1998, among CellNet Data Systems, Inc. and
                 CellNet Funding, L.L.C..
        4.5    Form of Written Action of the Manager of CellNet Funding, L.L.C., dated as of May 1998, with respect to the terms of the 7% Exchangeable Limited Liability Company Preferred Securities.
        4.6    Form of Certificate of Designation, Rights and Preferences of the Preferred Stock Mandatorily
                 Redeemable 2010 of CellNet Data Systems, Inc. filed May 1998 with the Secretary of State of the State of Delaware.
        4.7    Specimen Certificate representing shares of Preferred Stock of CellNet Data Systems, Inc.
       27.1    Financial Data Schedule