Form 10-Q
period 1998-09-30
CELLNET DATA SYSTEMS INC
filed 1998-11-13
CIK 805956

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

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
(State or other jurisdiction    (I.R.S. Employer Identification
    of incorporation or                     Number)
       organization)

                               125 SHOREWAY ROAD
                          SAN CARLOS, CALIFORNIA 94070
          (Address of principal executive offices, including zip code)

                                 (650) 508-6000
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES /X/ No / /

    As of November 9, 1998, 42,342,711 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
PART I. FINANCIAL INFORMATION.............................................................................          3

     Item 1.     Consolidated Financial Statements (Unaudited)............................................          3

                 Condensed Consolidated Balance Sheets--As of September 30, 1998 and December 31, 1997....          3

                 Condensed Consolidated Statements of Operations--Three Months Ended September 30, 1998
                 and 1997 and Nine Months Ended September 30, 1998 and 1997...............................          4

                 Condensed Consolidated Statements of Cash Flows--Nine Months Ended September 30, 1998 and
                 1997.....................................................................................          5

                 Notes to Condensed Consolidated Financial Statements.....................................          6

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations....         10

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk...............................         32

PART II. OTHER INFORMATION................................................................................         33

     Item 1.     Legal Proceedings........................................................................         33

     Item 2.     Changes in Securities....................................................................         33

     Item 3.     Defaults upon Senior Securities..........................................................         33

     Item 4.     Submission of Matters to a Vote of Security Holders......................................         33

     Item 5.     Other Information........................................................................         33

     Item 6.     Exhibits and Reports on Form 8-K.........................................................         33

SIGNATURE.................................................................................................         34

EXHIBIT INDEX.............................................................................................         35

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CELLNET DATA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
Current assets:
  Cash and cash equivalents.........................................................   $    63,097    $  111,112
  Short-term investments............................................................        43,577        36,946
  Accounts receivable--trade........................................................         3,293         1,519
  Accounts receivable--other........................................................         3,268         5,123
  Prepaid expenses and other........................................................         1,687         2,060
                                                                                      -------------  ------------
    Total current assets............................................................       114,922       156,760
Network components and inventory....................................................        33,388        24,225
Networks in progress--net...........................................................       155,055        92,308
Property--net.......................................................................        16,463        16,061
Investment in unconsolidated affiliate..............................................           175        --
Restricted cash.....................................................................        19,649        --
Debt issuance costs and other--net..................................................         4,634         4,631
                                                                                      -------------  ------------
  Total assets......................................................................   $   344,286    $  293,985
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..................................................................   $    17,116    $   11,706
  Accrued compensation and related benefits.........................................         3,991         2,189
  Accrued liabilities...............................................................         3,661         2,655
  Current portion of capital lease obligations......................................           603           466
                                                                                      -------------  ------------
    Total current liabilities.......................................................        25,371        17,016
Senior notes--14%...................................................................       303,949       268,673
Deferred revenue....................................................................         5,420         5,620
Capital lease obligations...........................................................           588           412
Mandatorily redeemable preferred securities of subsidiary holding solely Company
  preferred stock (Note 3)..........................................................       106,062        --
Commitments and contingencies (Note 4)..............................................       --             --
Stockholders' equity (deficit):
  Preferred stock--$.001 par value; 15,000,000 shares authorized; no shares
    outstanding.....................................................................       --             --
  Common stock--$.001 par value; 100,000,000 shares authorized; shares outstanding,
    1998: 42,324,813; 1997: 41,845,475..............................................       211,111       209,996
  Notes receivable from sale of common stock........................................          (640)         (676)
  Warrants..........................................................................        74,545        74,546
  Accumulated deficit...............................................................      (382,155)     (281,599)
  Net unrealized gain (loss) on short-term investments..............................            35            (3)
                                                                                      -------------  ------------
    Total stockholders' equity (deficit)............................................       (97,104)        2,264
                                                                                      -------------  ------------
Total liabilities and stockholders' equity (deficit)................................   $   344,286    $  293,985
                                                                                      -------------  ------------
                                                                                      -------------  ------------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                     --------------------  ---------------------
                                                                       1998       1997        1998       1997
                                                                     ---------  ---------  ----------  ---------
Revenues:
  Network service revenues.........................................  $   2,896  $   1,338  $    7,346  $   3,451
  Product revenues.................................................        144         67         552        366
  Other revenues...................................................        457        128         728        209
                                                                     ---------  ---------  ----------  ---------
    Total revenues.................................................      3,497      1,533       8,626      4,026
                                                                     ---------  ---------  ----------  ---------
Costs and expenses:
  Cost of network operations.......................................      8,729      4,900      20,165     12,398
  Cost of product and other revenues...............................        500        106         958        443
  Research and development.........................................      7,115      5,717      22,613     18,765
  Marketing and sales..............................................      2,870      3,652       8,768      7,321
  General and administrative.......................................      3,752      4,164      11,890     13,233
  Depreciation and amortization....................................      4,784      2,893      13,431      8,032
                                                                     ---------  ---------  ----------  ---------
    Total costs and expenses.......................................     27,750     21,432      77,825     60,192
                                                                     ---------  ---------  ----------  ---------
Loss from operations...............................................    (24,253)   (19,899)    (69,199)   (56,166)
Equity in net loss of unconsolidated affiliate.....................       (815)      (670)     (1,796)    (2,009)
Other income (expense):
  Interest income..................................................      2,175      1,524       6,114      5,762
  Interest expense, net of capitalized interest....................    (10,897)    (6,124)    (32,571)   (18,683)
  Other-net........................................................         17        (39)       (159)       (37)
                                                                     ---------  ---------  ----------  ---------
    Total other income (expense)...................................     (8,705)    (4,639)    (26,616)   (12,958)
                                                                     ---------  ---------  ----------  ---------
Loss before provision for income taxes, dividends and accretion on preferred securities and extraordinary loss on early
  extinguishment of 1995 Senior Notes..............................    (33,773)   (25,208)    (97,611)   (71,133)
Provision for income taxes.........................................     --         --          --              1
                                                                     ---------  ---------  ----------  ---------
Loss before dividends and accretion on preferred securities and extraordinary loss on early extinguishment of 1995 Senior
  Notes............................................................    (33,773)   (25,208)    (97,611)   (71,134)
Dividends and accretion on preferred securities of subsidiary (Note
  3)...............................................................     (2,007)    --          (2,945)    --
                                                                     ---------  ---------  ----------  ---------
Loss before extraordinary loss on early extinguishment of 1995
  Senior Notes.....................................................    (35,780)   (25,208)   (100,556)   (71,134)
Extraordinary loss on early extinguishment of 1995 Senior Notes....     --        (11,417)     --        (11,417)
                                                                     ---------  ---------  ----------  ---------
Net loss applicable to common stockholders.........................  $ (35,780) $ (36,625) $ (100,556) $ (82,551)
                                                                     ---------  ---------  ----------  ---------
                                                                     ---------  ---------  ----------  ---------
Basic and diluted earnings per share:
Loss per share before extraordinary loss on early extinguishment of
  1995 Senior Notes................................................  $   (0.86) $   (0.62) $    (2.43) $   (1.78)
                                                                     ---------  ---------  ----------  ---------
                                                                     ---------  ---------  ----------  ---------
Net loss per share.................................................  $   (0.86) $   (0.89) $    (2.43) $   (2.05)
                                                                     ---------  ---------  ----------  ---------
                                                                     ---------  ---------  ----------  ---------
Shares used in computing net loss per share........................     41,764     41,614      41,460     40,157
                                                                     ---------  ---------  ----------  ---------
                                                                     ---------  ---------  ----------  ---------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common stockholders.................................................  $(100,556) $ (82,551)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization............................................................     13,431      8,032
    Accretion on senior notes................................................................     32,190     18,114
    Accretion on preferred securities........................................................        122     --
    Write-off of remaining 1995 Senior Note debt issuance costs..............................     --          4,791
    Accelerated accretion on 1995 Senior Notes...............................................     --          3,127
    1997 Senior Notes issued as non-cash consent fees........................................     --            912
    Amortization of debt issuance costs......................................................        304        466
    Equity in net loss of unconsolidated affiliate...........................................      1,796      2,009
    Other non-cash income....................................................................       (398)    --
    Other non-cash expenses..................................................................        276     --
    Changes in:
      Accounts receivable-trade..............................................................     (1,774)      (685)
      Accounts receivable-other..............................................................      1,855     (2,252)
      Prepaid expenses and other.............................................................        373     (1,026)
      Accounts payable.......................................................................      5,410      1,141
      Accrued compensation and related benefits..............................................      1,802      1,598
      Accrued liabilities and deferred revenues..............................................      2,162      1,617
                                                                                               ---------  ---------
        Net cash used for operating activities...............................................    (43,007)   (44,707)
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Network components and inventory...........................................................     (9,163)    (8,692)
  Purchase of property.......................................................................     (5,946)    (7,761)
  Networks in progress.......................................................................    (66,714)   (31,895)
  Investment in unconsolidated affiliates....................................................     (3,327)    (2,009)
  Purchase of short-term investments.........................................................    (95,400)   (25,490)
  Proceeds from sales and maturities of short-term investments...............................     88,807     49,836
  Restriction of cash associated with Treasury Strips........................................    (21,433)    --
  Proceeds from maturity of restricted cash..................................................      2,182     --
  Other assets...............................................................................       (307)      (406)
                                                                                               ---------  ---------
        Net cash used for investing activities...............................................   (111,301)   (26,417)
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred securities.............................................    105,940     --
  Issuance of Senior Notes and warrants......................................................     --        100,324
  Debt issuance costs for Senior Notes.......................................................     --         (3,514)
  Repayment of capital lease obligations.....................................................       (521)      (321)
  Proceeds from sale of common stock, net of repurchases.....................................        846        621
  Collection of notes receivable from sale of common stock...................................         28        138
                                                                                               ---------  ---------
        Net cash provided by investing activities............................................    106,293     97,248
                                                                                               ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................................    (48,015)    26,124
CASH AND CASH EQUIVALENTS, Beginning of period...............................................    111,112    124,232
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS, End of period.....................................................  $  63,097  $ 150,356
                                                                                               ---------  ---------
                                                                                               ---------  ---------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases...............................................  $     834  $     557
  Capitalization of interest into networks in progress.......................................  $   3,086  $   2,739
  Conversion of warrants to common stock.....................................................  $       1  $      --
  Repurchase of unvested common stock and cancellation of related notes receivable...........  $       8  $      --
  Change in unrealized gain (loss) in short-term investments.................................  $      38  $      (3)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest.....................................................  $      78  $      89
  Cash paid for income taxes.................................................................  $      --  $       1

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals the Company considers necessary for a fair presentation of the Company's financial position as of September 30, 1998 and the results of operations and cash flows for the three months and the nine months ended September 30, 1998 and 1997. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the year ended December 31, 1997. Operating results for the three months and the nine months ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations or cash flows. The comprehensive net loss was $35,824,000 and $36,625,000 for the three months ended September 30, 1998 and 1997. The comprehensive net loss was $100,594,000 and $82,554,000 for the nine months ended September 30, 1998 and 1997, respectively. The comprehensive net loss differs from the net loss applicable to common stockholders by the net unrealized gain (loss) on short-term investments.

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new standard, the Company does not believe adoption of this standard will have a material impact on the Company's financial position or results of operations.

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

                           CELLNET DATA SYSTEMS, INC.

3. MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

    During May 1998, a new subsidiary of the Company, CellNet Funding, L.L.C. ("Funding") completed the sale of 7% Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities") for gross proceeds of $110,000,000. Net proceeds from the offering, after offering costs, were approximately $105,940,000. The recorded amount of the Preferred Securities will fully accrete to the face value of $110,000,000 on June 1, 2010. The restricted cash at September 30, 1998 of approximately $19,649,000 includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which were placed in escrow upon the closing of the offering of the Preferred Securities. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through September 1, 2001. The first dividend payment was made on September 1, 1998 in the amount of $2,182,000.

    The Preferred Securities consist of 4,400,000 exchangeable preferred securities of Funding that bear a cumulative dividend at the rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, and commenced September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of Company common stock, at the option of Funding. The Preferred Securities are exchangeable at any time prior to June 1, 2010, at the option of the holders, into Company common stock, at a rate of 1.8328 shares of Company common stock per Preferred Security, or $13.64 per share, subject to adjustment. On or prior to June 1, 2001, the Preferred Securities must be automatically exchanged for common stock of the Company at an exchange price of $13.64 per share in the event the Current Market Value (which is a formula as defined in the Written Action of the Manager of Funding, the "Written Action") of the Company's common stock equals or exceeds the following percentage of the exchange price, for at least 20 days of any 30-day trading period during the 12 month period ending prior to June 1 of the indicated year: 170% prior to June 1, 1999; 160% from June 1, 1999 through June 1, 2000; and 150% from June 2, 2000 up to and prior to June 1, 2001. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Preferred Securities, together with accrued and unpaid dividends, if any.

    Pursuant to and to the extent set forth in the guarantee of the Preferred Securities (the "Guarantee") by the Company for the benefit of the holders of Preferred Securities, the Company has agreed to pay in full to the holders of the Preferred Securities (except to the extent paid by Funding), as and when due, regardless of any defense, right of set off or counterclaim which Funding may have or assert, the following payments (the "Guarantee Payments"), without duplication: (i) any accrued and unpaid distributions that are required to be paid on the Preferred Securities, to the extent Funding has sufficient funds legally available thereof, (ii) the redemption price, with respect to any Preferred Securities called for redemption by Funding, to the extent Funding has sufficient funds legally available therefor, and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of Funding, the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Preferred Securities to the date of payment to the extent Funding has sufficient funds legally available therefor and (b) the amount of assets of Funding remaining for distribution to holders of Preferred Securities upon the liquidation of Funding.

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

    The separate complete financial statements of Funding have not been included herein because such disclosure is not considered to be material to the holders of the Preferred Securities. For the period from May 13, 1998 (inception), through September 30, 1998, the statement of operations of Funding included only the preferred dividends paid or accrued, accretion of the Preferred Securities, dividend income earned and accrued on the CellNet Preferred Stock and interest income earned on the restricted cash. The balance sheet information for Funding is as follows:

                           BALANCE SHEET INFORMATION

                                                                        SEPTEMBER 30, 1998
                                                                        ------------------
                                                                          (IN THOUSANDS)
ASSETS:
Investment in CellNet Preferred Stock.................................     $     95,957
Restricted cash.......................................................           19,649
                                                                               --------
  Total assets........................................................     $    115,606
                                                                               --------
                                                                               --------

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued dividends.....................................................     $        642
Payable to Parent.....................................................              612
Mandatorily redeemable preferred securities...........................          106,062

STOCKHOLDER'S EQUITY:
Common limited liability security outstanding.........................               10
Additional paid-in capital............................................            8,341
Accumulated deficit...................................................              (61)
                                                                               --------
  Total stockholder's equity..........................................            8,290
                                                                               --------
Total liabilities and stockholder's equity............................     $    115,606
                                                                               --------
                                                                               --------

4. COMMITMENTS AND CONTINGENCIES

    In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief.

                           CELLNET DATA SYSTEMS, INC.

4. COMMITMENTS AND CONTINGENCIES (CONTINUED)
The Company believes, based on its current information, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on its results of operations or financial condition.

    In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief. See "--Uncertainty of Protection of Copyrights Patents and Proprietary Rights." In November 1998, the court granted Itron's motion for summary judgment, ruling that Itron's products did not infringe the asserted claims in the Company's patent. The Company intends to appeal the ruling.

    The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL, ET AL., No. 398464, filed in the Superior Court of California for the County of San Mateo, is a purported class action on behalf of the Company's stockholders against the Company, certain of its officers and directors and underwriters of the Company's initial public offering seeking unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that the Company was obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. The complaint was dismissed on February 9, 1998, without leave to amend. Plaintiffs subsequently filed notice of their intention to appeal the decision, and on November 2, 1998, plaintiffs filed their appellate briefs in the California Court of Appeal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS SECTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, INFORMATION ABOUT THE COMPANY'S EXPECTED WIRELESS DATA NETWORK DEPLOYMENTS AND OPERATIONS, ITS STRATEGY FOR MARKETING AND DEPLOYING SUCH NETWORKS AND RELATED FINANCING ACTIVITIES, ITS EXPECTED REVENUES, EXPENSES AND CAPITAL EXPENDITURES AND ITS ASSESSMENT OF POTENTIAL YEAR 2000 ISSUES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

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

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company's future revenues will depend on the number of new services agreements with established utilities and other parties, including new power market participants, and on the amount of NMR services to be provided thereunder. The Company's existing saturation contracts are with established utilities. During 1997, approximately 88% of the Company's revenues were derived from its contracts with Kansas City Power & Light Company ("KCPL") and AmerenUE ("UE"). During the first nine months of 1998, 92% of the Company's revenues were derived from KCPL, UE and Northern States Power Company ("NSP"). The utility industry is historically characterized by long purchasing cycles and cautious decision making, and purchases of the Company's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase the Company's services to date. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established utilities, the Company believes that implementation of utility deregulation will ultimately accelerate the utility decision-making process. The Company believes that it will enter into additional services contracts with other utilities and other parties including new power market participants; however, if the Company's services do not gain widespread industry acceptance, its revenues would not increase significantly after services contracts for existing network systems have been fully installed.

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

    REVENUES LAG NETWORK DEPLOYMENT. The Company expects to realize network service revenue under a services agreement with a utility or new power market participant only when a portion of the network is installed and they have begun billing their customers based upon the NMR data obtained. The Company expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed the Company's capital investments and expenses incurred to deploy such network for several years. As of September 30, 1998, the Company had approximately 3,815,000 meters under long-term contracts, of which approximately 1,301,000 meters were in revenue service. The Company signed agreements with KCPL and UE in August 1994 and August 1995, respectively, and did not receive its first revenue under the KCPL and UE services agreements until September 1995 and May 1996, respectively. The Company has completed the installation of its NMR network for KCPL and had installed approximately 414,000 meters on the network by September 30, 1998. The Company expects to add additional meters to the KCPL network in 1998 and 1999 which would be added to the total number of meters in revenue service upon acceptance by KCPL for billing purposes. In June 1998, the Company entered into a services contract to expand CellNet's NMR network for UE by 450,000 meters. The total network for UE will provide coverage for approximately 1,250,000 meters. As of September 30, 1998, the Company completed the on-line deployment of approximately 761,000 meters to the UE network. The Company began the installation of both the NSP and Puget Sound Energy, Inc. ("PSE") networks in August 1996 and began receiving revenue from PSE in January 1997. In October 1996, the Company began a demonstration project with Pacific Gas & Electric Company ("PG&E") involving the installation of a network that covers approximately 30,000 electric and gas meters. The project is in the process of being concluded. In September 1997, the Company entered into a services contract with Indianapolis Power & Light Company ("IP&L") for the installation of its NMR network that will cover approximately 415,000 meters. Installation of the initial portion of the IP&L network was completed in November 1997 and IP&L has agreed to a roll-out of the balance of the network. As additional segments of the Company's networks are installed and used by its customers for billing purposes, the Company expects to realize a corresponding increase in its network service revenues. However, there can be no guarantee that the foregoing projects will be renewed at the end of their contractual time periods, and even if they are renewed, there can be no guarantee that the Company will derive significant revenues from such continuing projects. Also, if the Company is able to successfully deploy an increasing number of networks over the next few years, the operating losses created by this lag in revenues, the negative cash flow resulting from such operating losses, and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating the additional networks.

    IMPACT OF RAPID EXPANSION. The Company will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. The Company has incurred substantial operating losses since its inception and, as of September 30, 1998, had an accumulated deficit of $382.2 million. The Company does not expect significant revenues relative to anticipated operating costs during 1998 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands and installs additional networks. The Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
  1997

    REVENUES.

    Revenues for the three months ended September 30, 1998 and 1997 were $3.5 million and $1.5 million, respectively. The increase in revenues resulted primarily from increases in network service revenues. During the three months ended September 30, 1998, UE, KCPL and NSP accounted for approximately 47%, 28% and 15% of the Company's revenues, respectively. For the three months ended September 30, 1997, KCPL and UE accounted for approximately 50% and 44% of the Company's revenues, respectively. Revenues for the nine months ended September 30, 1998 and 1997 were $8.6 million and $4.0 million, respectively. The increase in revenues was principally due to the increases in network service revenues. During the nine months ended September 30, 1998, UE, KCPL and NSP accounted for approximately 50%, 31% and 11% of the Company's revenues, respectively. During the first nine months of 1997, KCPL and UE accounted for 51% and 39% of the Company's revenues, respectively.

    The Company generally realizes service revenues under its services agreements only when its networks or portions thereof are successfully installed and operating and its clients begin billing their own customers or begin using the NMR services provided. Revenues are expected to increase as the Company continues to install its networks, the networks or portions thereof become operational, and its clients begin billing their own customers or begin using the NMR services provided. The Company expects to have product sales associated with certain NMR deployments. These sales could be material to the Company's revenues, although no assurance can be given in this regard. Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received during the nine months ended September 30, 1998 and 1997, respectively, are not reliable indicators of revenues that might be expected in the future.

    COST OF REVENUES.

    Costs of revenues were $9.2 million and $5.0 million for the three months ended September 30, 1998 and 1997, respectively. Costs of revenues were $21.1 million and $12.8 million for the nine months ended September 30, 1998 and 1997, respectively. For the three months and the nine months ended September 30, 1998 and 1997, cost of revenues consisted primarily of network operations costs. The increase in costs of revenues was driven by increasing costs of providing network services to support the roll-out of new and existing networks. Costs of network operations consist of labor and associated costs necessary for network monitoring operations at customer sites and at the Company's headquarters, network deployment management and customer training. Costs of network services also include the increased installation, applications and RF engineering staffing at the Company's headquarters to support anticipated additional utility contracts. Network services do not currently generate a profit as the Company has not yet achieved a scale of services sufficient to cover network costs. The Company will incur significant increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation, and miscellaneous maintenance and operating expenses.

    OPERATING EXPENSES.

    Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses, were $18.5 million and $16.4 million for the three months ended September 30, 1998 and 1997, respectively. Operating expenses were $56.7 million and $47.4 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in operating expenses on a period to period basis is attributable to the Company's rapid growth and to increasing research and development and marketing and sales expenditures. The Company expects to maintain its current level of spending on research and development activities for the foreseeable future. Marketing and sales costs are expected to remain at current levels. General and administrative costs are expected to increase over time in line with the Company's expected growth and are expected to increase moderately over the next few years in connection with the installation of a new corporate information system which commenced in the second quarter of 1998.

    RESEARCH AND DEVELOPMENT.

    Research and development expenses are attributable largely to continuing system software, firmware and equipment development costs, prototype manufacturing, testing, personnel costs, consulting fees and supplies. Research and development costs are expensed as incurred. The Company's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as the Company believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses were $7.1 million and $5.7 million for the three months ended September 30, 1998 and 1997, respectively, net of expenses reimbursable by BCN Data Systems, L.L.C. ("BCN") of $804,000 for technology migration costs in the three months ended September 30, 1997. No expenses were reimbursable by BCN in the three months ended September 30, 1998. Research and development expenses were $22.6 million and $18.8 million, net of expenses reimbursable by BCN of $245,000 and $2.5 million for technology migration costs, for the nine months ended September 30, 1998 and 1997, respectively. Research and development spending increases in 1998 and 1997 reflect primarily additions to the Company's engineering staff and the continued expenditure for technology migration without a corresponding reimbursement by BCN in 1998. The Company expects that research and development expenses will remain at current levels in the near term.

    MARKETING AND SALES.

    Marketing and sales expenses consist principally of personnel costs, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses were $2.9 million and $3.7 million during the three months ended September 30, 1998 and 1997, respectively. Marketing and sales expenses decreased during the three months ended September 30, 1998 over the same period in 1997 primarily resulting from the costs of a large advertising campaign in the 1997 period which did not recur in the 1998 period. Marketing and sales expenses for the nine months ended September 30, 1998 and 1997 were $8.8 million and $7.3 million, respectively. The Company expects marketing and sales expenses to remain at current levels in the near term.

    GENERAL AND ADMINISTRATIVE.

    General and administrative expenses include compensation paid to general management, administrative personnel costs, travel and communications and other general administrative expenses, including fees for professional services. General and administrative expenses for the three months ended September 30, 1998 and 1997 were $3.8 million and $4.2 million, respectively. General and administrative expenses for the nine months ended September 30, 1998 and 1997 were $11.9 million and $13.2 million, respectively. The decrease in these expenses in the 1998 period over the 1997 period resulted from a reduction in expenditures for certain employee compensation and professional fees. The Company expects general and administrative expenses to increase over time in line with expected growth.

    DEPRECIATION AND AMORTIZATION.

    Depreciation and amortization expense was $4.8 million and $2.9 million for the three months ended September 30, 1998 and 1997, respectively. Depreciation and amortization expense was $13.4 million and $8.0 million for the nine months ended September 30, 1998 and 1997, respectively. Depreciation and amortization expense is attributable to the Company's networks in progress, including both equipment manufactured by the Company and systems partially installed in the field, property and leasehold improvements. Depreciation and amortization expense has increased as a result of increased additions to networks in progress, property and leasehold improvements period-over-period.

    EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE.

    The Company accounts for its investment in BCN, which began operations in 1997, using the equity method. For the three months ended September 30, 1998 and 1997, the Company recognized $815,000 and $670,000 as its share of BCN's losses, respectively. In the nine months ended September 30, 1998 and 1997, the Company recognized $1.8 million and $2.0 million as its share of BCN's losses, respectively. The decrease in these expenses in the 1998 period over the 1997 period resulted from the continued expenditure by the Company for technology migration without a corresponding reimbursement from BCN in 1998. The Company expects to recognize increased losses in the future from its share of BCN's losses as BCN expands its operations.

    INTEREST INCOME AND EXPENSE.

    Prior to June 1995, the Company funded its liquidity needs primarily from the issuance of equity securities. In June and November 1995, the Company issued and sold a total of $325.0 million aggregate principal amount at maturity of the Company's 13% Senior Notes due 2005 (the "1995 Notes") and related warrants (the "1995 Warrants") for proceeds, net of issuance costs, of $169.9 million. In October 1996, the Company completed an initial public offering of its common stock for aggregate net proceeds of $92.2 million. In connection with the initial public offering, the Company also received $1.2 million in proceeds from the cash exercise of warrants to purchase shares of the Company's common stock. In addition, in October 1996, the Company completed certain private placements of its common stock for net proceeds of approximately $28.0 million. In September 1997, the Company issued and sold a total of approximately $654.1 million aggregate principal amount at maturity of the 1997 Notes and warrants (including 1997 Notes and warrants issued in exchange for the 1995 Notes) for proceeds, net of issuance costs, of $96.3 million. In connection with the issuance of the 1997 Notes, $231.0 million of the issue price for the 1997 Notes and warrants was issued in exchange for all of the Company's 1995 Notes. In May 1998, a new subsidiary of the Company, CellNet Funding L.L.C. ("Funding") completed an offering of Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities") for proceeds net of issuance costs of $105.9 million. The restricted cash at September 30, 1998 of approximately $19.6 million includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which was placed in escrow upon the closing of the offering of the Preferred Securities. The Company has earned interest income on the invested proceeds from these financings. The Company has also incurred significant interest expense from the amortization of the original issue discount on the 1995 Notes and the 1997 Notes. Interest expense will increase significantly in future periods as a result of increased accretion of a larger original issue discount balance from the issuance of the 1997 Notes.

    Interest income has been and will continue to be received by the Company from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by the Company for capital expenditures and operating and other expenses. Interest income is expected to be highly variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by the Company in its business. Interest income for the three months ended

September 30, 1998 and 1997 was $2.2 million and $1.5 million, respectively. Interest income for the nine months ended September 30, 1998 and 1997 was $6.1 million and $5.8 million, respectively.

    No interest on the 1997 Notes is payable prior to April 1, 2003. Thereafter, until maturity on October 1, 2007, any interest will be payable semi-annually in arrears on each April 1 and October 1. The carrying amount of the 1997 Notes accretes from the date of issue and the Company's interest expense includes such accretion. Interest expense, net of capitalized interest, was $10.9 million and $6.1 million for the three months ended September 30, 1998 and 1997. Interest expense, net of capitalized interest, was $32.6 million and $18.7 million for the nine months ended September 30, 1998 and 1997, respectively.

    PROVISION FOR INCOME TAXES.

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

    DIVIDENDS AND ACCRETION ON PREFERRED SECURITIES OF SUBSIDIARY.

    The Preferred Securities consist of 4.4 million exchangeable preferred securities of Funding that bear a cumulative dividend at a rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, and commenced September 1, 1998. Dividend expense for the three months and the nine months ended September 30, 1998 was $2.0 million and $2.8 million, respectively. The net proceeds from the placement of the Preferred Securities, after offering costs, was $105.9 million and will fully accrete to the face value of $110.0 million on June 1, 2010. Accreted interest expense for the three months and the nine months ended September 30, 1998 was $28,000 and $122,000, respectively.

    IMPACT OF THE YEAR 2000.

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

    The Company's existing internal corporate information systems are not adequate to support the Company's future plans and may not be Year 2000 compliant. Because these systems will not meet the Company's future needs, the Company has decided to replace them with a new corporate information system commencing in the second quarter of 1998 and expects to complete installation in advance of the year 2000. The costs involved in purchasing and installing the new corporate information system are estimated at approximately $1.5 million for 1998 and totaled $1.4 million for the nine months ended September 30, 1998.

    In addition, the Company is in the process of inquiring of its vendors and business partners about their progress in identifying and addressing problems related to the year 2000. No assurance can be given that all of these third party systems will be Year 2000 compliant. Failure by the Company and/or its vendors and business partners to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES.

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

    In the first nine months of 1998 and 1997, net cash used in the Company's operating activities totaled $43.0 million and $44.7 million, respectively. Net cash used in operating activities resulted primarily from cash used to fund net operating losses.

    In the nine months ended September 30, 1998 and 1997, net cash used for investing activities totaled $111.3 million and $26.4 million, respectively. The Company's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property and equipment, and purchases, sales and maturities of short-term investments.

    In the first nine months of September 30, 1998 and 1997, net cash provided by the Company's financing activities totaled $106.3 million and $97,000, respectively. In May 1998, Funding, a new subsidiary of the Company, completed an offering of the Preferred Securities for proceeds net of issuance costs of $105.9 million.

    As of September 30, 1998, the Company had cash, cash equivalents, short-term investments and restricted cash totaling $126.3 million. As of December 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $148.1 million. The decrease of $21.8 million from December 31, 1997 resulted from operating costs and the development and construction of the Company's wireless communications networks, offset by proceeds related to the issuance of the Preferred Securities.

    Deployments of the Company's wireless communications networks will require substantial additional capital. The Company is committed to make approximately $77.5 million in capital expenditures in 1998 for saturation deployment network installations of which $53.8 million was expended by September 30, 1998. In addition, the Company anticipates that it may spend as much as an additional $16.6 million during 1998 in capital expenditures relating to the installation of its broad deployment network in California, of which $12.9 million was expended by September 30, 1998. The exact amount of such expenditures will depend, in part, upon the amount of NMR and other services contracted for. The Company may make additional capital expenditures in connection with the installation of new networks, the expansion of existing networks and/or an acceleration in anticipated network installation schedules. In addition, funds will be required for a number of purposes including, but not limited to, further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered on the CellNet system. The Company expects that cash used for the construction and installation of networks and for the purchase of property and equipment will increase substantially as and when the Company obtains new services agreements or enters into other arrangements for the installation of its networks, and that the Company will require significant amounts of additional capital from external sources. Sources of additional capital for the Company and its subsidiaries may include project or conventional bank financing, including financing provided by utilities to finance the construction of networks being built out primarily for them, public and private offerings of debt and equity securities and cash generated from operating activities. The Company expects that a substantial portion of its future financing will be at the subsidiary level on a project basis. The Company expects to obtain third party financing for the construction of wireless networks, based on the projected cash flow expected to be generated from such projects. The Company expects that the recurring revenue stream from long-term services contracts and other arrangements will support the amortization of debt raised for the project involved, however no assurance can be given that this will occur. The Company does not anticipate deriving any significant cash from such operations for several years.

    The Company believes that existing cash, cash equivalents, anticipated interest income, other revenues and expected sources of project financing of approximately $90.0 million will be sufficient to meet its cash requirements for at least the next 12 months. The Company requires and intends to raise a substantial amount of capital in 1999 and expects that it will continue to require substantial amounts of additional capital in the future. The extent of additional financing will depend on the success of the Company's business. The Company expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing, including expected project financing, will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Indenture or that may be contained in any additional financing arrangements. The Indenture under which the 1997 Notes were issued contains certain covenants that limit the Company's ability to incur additional indebtedness. Future financings may be dilutive to existing stockholders. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures, which could limit the ability of the Company to meet its debt service requirements and could have a material adverse effect on its business and on the value of the common stock.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    DEPENDENCE ON AND UNCERTAINTY OF MARKET ACCEPTANCE.

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

    UNCERTAINTY OF FUTURE REVENUES; NEED FOR ADDITIONAL SERVICES CONTRACTS AND
     FLUCTUATING OPERATING RESULTS.

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

    CellNet currently derives almost all of its revenues from long-term services contracts with a limited number of established utilities. During 1997, approximately 88% of the Company's revenues were derived from its contracts with KCPL and UE and, during the first nine months of 1998, 92% of the Company's revenues were derived from its contracts with KCPL, UE and NSP. The Company will not generate sufficient cash flow to service its indebtedness or achieve profitability unless it enters into additional services contracts covering a significant number of additional meters. There can be no assurance that the Company will complete commercial deployments of the CellNet system under current services contracts successfully or that it will obtain enough additional services contracts on satisfactory terms for network deployments in a sufficient number of locations to allow the Company to achieve adequate cash flow to service its indebtedness or achieve positive cash flow or profitability. The Company's operating results will fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including the rate at which established utilities and new power market participants enter into new services contracts, general economic conditions, economic conditions in the utility industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by the Company or its competitors, the mix of services sold, pricing changes and new service introductions by the Company and its competitors and prices charged by suppliers. In response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or enter into strategic relationships or investments that could result in a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    UNCERTAINTY OF ACCEPTANCE OF AND DEPENDENCE ON OTHER APPLICATIONS.

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

    DEPENDENCE ON BUSINESS RELATIONSHIPS TO ACHIEVE MARKET PENETRATION.

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

    SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT; SUBSTANTIAL FUTURE CAPITAL
     NEEDS.

    The Company has substantial outstanding indebtedness, including $654.1 million in aggregate principal amount at maturity of the 1997 Notes. The Company will be required to pay cash interest on the 1997 Notes commencing April 1, 2003 and repay the 1997 Notes on October 1, 2007. In May 1998, Funding, a wholly-owned finance subsidiary of the Company, completed an offering of Preferred Securities which will fully accrete to a face value of $110.0 million on June 1, 2010. The Preferred Securities bear a cumulative dividend at the rate of 7% per annum. Funding has purchased Treasury Strips sufficient in amount to pay cash dividends on the Preferred Securities through June 1, 2001 and has deposited the Treasury Strips in escrow with the Escrow Agent for the benefit of the holders of the Preferred Securities. Funding is required to pay quarterly dividends in cash on the Preferred Securities through June 1, 2001, and thereafter, in cash or shares of the Company common stock, at the option of Funding. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. The Company has provided the holders of the Preferred Securities certain guarantees of payment of dividends, distributions, and redemptions.

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

    The Company will require substantial additional funds for the development, commercial deployment and expansion of its networks, and for funding operating losses. As of September 30, 1998, the Company had $126.3 million in cash, cash equivalents, short-term investments and restricted cash. The Company intends to raise a substantial amount of additional capital in 1998 and 1999 and expects that it will continue to require substantial amounts of additional capital in the future. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, the Company may require additional equity or debt financing earlier than estimated in order to fund its working capital and other requirements. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

    HISTORY AND CONTINUATION OF OPERATING LOSSES.

    The Company has incurred substantial and increasing operating losses since inception. As of September 30, 1998, the Company had an accumulated deficit of $382.2 million, primarily resulting from expenses incurred in the development of the Company's wireless data communications system, marketing of the Company's NMR, distribution automation and other services, the installation of its wireless data communications networks and the payment of other normal operating costs.

    The Company does not expect to generate significant revenues relative to its anticipated operating costs during 1998 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands its research and development and marketing efforts and installs additional networks. The Company expects that its receipt of network service revenues will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. The Company's network service revenues from a particular network are expected to lag significantly behind network installation expenses until such network is substantially complete. If the Company is able to deploy additional networks, the losses created by this lag in revenues are expected to increase until the revenues from the installed networks overtake the costs associated with the deployment and operation of such additional networks. Accordingly, the Company does not expect positive cash flow after capital expenditures from its NMR services operations for several years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    SUBSTANTIAL AND INCREASING COMPETITION.

    The emerging market for utility NMR systems, the deregulation of the electric utility industry and the potential market for other applications once a common infrastructure is in place, have led electronics, communications and utility product companies to begin developing various systems, some of which currently compete, and others of which may in the future compete, with the CellNet system. Deregulation will likely cause competition to increase. The Company believes that at this time its only significant direct competitor in the marketplace at present is Itron, Inc. ("Itron"), an established manufacturer and seller of hand-held and drive-by automated meter reading ("AMR") equipment for utilities. Itron has also offered its customers its Genesis-TM- system, a radio network system similar to the Company's system, for meter reading purposes.

    There may be many potential alternative solutions to the Company's NMR services including traditional wireless solutions. Motorola is an example of a company whose technology might be adapted for NMR and who might become a competitor of the Company. Mtel has announced that it intends to adapt its technology to offer residential services similar to NMR some time in 1999 over its existing paging network, with the development of endpoint radios and network management capabilities being left to other independent companies. Whisper Communications (formerly, a part of Diablo Research) now offers its True 2 Way-TM- fixed-based radio frequency ("RF") architecture communications technology for automated meter reading and other services and has several trials underway. Metricom, a provider primarily of subscriber-based, wireless data communications for users of portable and desktop computers, is currently involved in the AMR market through trials with Whisper Communications. Other wireless communications providers who have entered the market for utility and commercial data services include cellular control channel companies such as Cellemetry and Aeris Communications. These companies offer low bandwidth services that compete with some of CellNet's metering applications. Bell South Wireless (formerly Ram Mobile Data) offers data services that may compete with a variety of CellNet data services. Schlumberger Industries, Inc. ("Schlumberger") and Greenland are among the companies that have conducted, or are in the process of conducting, pilot trials of utility network automation systems. Several companies are offering telephone-based network automated meter reading services or equipment. Among these are Teldata, Inc. and American Innovations. Established suppliers of equipment, services and technology to the utility industry such as Asea Brown Boveri and General Electric could expand their current product and service offerings so as to compete directly with the Company, although they have not yet done so.

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

    TECHNOLOGICAL PERFORMANCE AND BUILD-OUT OF THE SYSTEM; RAPID TECHNOLOGICAL
     CHANGE AND UNCERTAINTY.

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

    ACCESS TO RADIO FREQUENCY ("RF") SPECTRUM; REGULATION BY THE FEDERAL
     COMMUNICATIONS COMMISSION ("FCC").

    The Company attempts to obtain exclusive usage of licensed bandwidth and/or secure its own licenses. The Company has focused its spectrum acquisition strategy generally on the largest Metropolitan Statistical Areas ("MSAs") and Consolidated Metropolitan Statistical Areas ("CMSAs") in the United States. As of September 30, 1998, the Company had acquired a total of 149 spectrum licenses in 53 of the top 60 MSAs/CMSAs. However, sufficient frequency spectrum may not be available to fully enable the delivery of all or a part of the Company's wireless data communications services or the Company may be required to find alternative frequencies. The cost of obtaining such spectrum is currently difficult to estimate and may involve time delays and/or increased cost to the Company. The Company could also be unable to obtain frequency in certain areas. Any of these circumstances could have a material adverse impact on the Company's future ability to provide its network services and on the Company's business, operating results, financial condition and cash flow.

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

    No license is needed to operate the Company's equipment utilizing the 902-928 MHz band, although the equipment must be certified by the Company and the FCC as being compliant with certain FCC restrictions on radio frequency emissions designed to protect licensed services from objectionable interference. While the Company believes it has obtained all required certifications for its products, the FCC could modify the limits imposed on such products or otherwise impose new authorization requirements, and in either case, such changes could have a material adverse impact on the Company's business, operating results, financial condition and cash flow. The FCC recently completed a rulemaking proceeding designed to better accommodate the cohabitation in the 902-928 MHz band of existing licensed services with newly authorized and expanded uses of licensed systems, and existing and newly designed unlicensed devices like those used by the Company. In this proceeding, the FCC expressly recognized the rights of such unlicensed services to operate under certain delineated operating parameters even if the potential for interference to the licensed operations exists. The Company's systems will operate within those specified parameters. As an outgrowth of this proceeding, the Commission will be conducting an auction of the 902-928 MHz band for the Location and Monitoring Service ("LMS"), which will auction off licenses covering the entire nation where incumbent licensees have not been authorized. While the Company believes that the rules adopted in the LMS proceeding are adequate to provide interference protection for its systems, it cannot determine with certainty whether the authorization of additional LMS licensees will adversely impact its operations in any given location.

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

    Finally, when the Company acquires licenses assigned to other applicants, or utilizes licenses issued in the past, the Company is required to modify its licenses to reflect more advanced technological parameters now utilized by the Company and its systems. The Company has developed such amendments with the approval of the FCC's staff and has received and anticipates continuing to receive timely grant of all required modifications. There can be no assurance that any particular modification will be granted timely to the Company's introduction of service on a particular license, and the failure to obtain the required license modifications could have a material adverse effect on the Company's ability to serve areas covered by such unmodified licenses.

    RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION.

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

    MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL.

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

    UNCERTAINTY OF PROTECTION OF COPYRIGHTS, PATENTS AND PROPRIETARY RIGHTS.

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

    In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota, alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys' fees and injunctive relief. The Company believes, based on information currently known, that the Company's products do not infringe any valid claim in the Itron patent, and in the Company's opinion, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on the Company's business, operating results, financial condition and cash flow. See "--Litigation" below.

    DEPENDENCE ON THIRD-PARTY MANUFACTURERS; EXPOSURE TO COMPONENT SHORTAGES.

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

    Certain of the Company's subassemblies, components and network equipment are procured from single sources and others are procured only from a limited number of sources. In addition, CellNet may be affected by general shortages of certain components, such as surface mounted integrated circuits and memory chips. There have been shortages of such materials generally in the marketplace from time to time in the past. The Company's reliance on such components and on a limited number of vendors and subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and cost. Some components relied upon may have an excessive failure rate or inferior capabilities. A significant price increase or interruption in supply from one or more of such suppliers could have a material adverse effect on the Company's business, operating results, financial condition and cash flow. Although the Company believes alternative suppliers of subassemblies, components and network equipment are available, the inability of the Company to develop alternative sources quickly or cost-effectively could materially impair its ability to manufacture and install systems. Lead times can be as long as a year for certain components, which may require the Company to use working capital to purchase inventory significantly in advance of receiving any revenues.

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

    RISK OF SYSTEM FAILURES, DELAYS AND INADEQUACIES.

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

    POSSIBLE TERMINATION OF CONTRACTS.

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

    SHAREHOLDERS' AGREEMENT.

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

    In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. The Company seeks an injunction, damages and other relief. See "--Uncertainty of Protection of Copyrights Patents and Proprietary Rights." In November 1998, the court granted Itron's motion for summary judgment, ruling that Itron's products did not infringe the asserted claims in the Company's patent. The Company intends to appeal the ruling.

    The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL, ET AL., No. 398464, filed in the Superior Court of California for the County of San Mateo, is a purported class action on behalf of the Company's stockholders against the Company, certain of its officers and directors and underwriters of the Company's initial public offering seeking unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that the Company was obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. The complaint was dismissed on February 9, 1998, without leave to amend. Plaintiffs subsequently filed notice of their intention to appeal the decision, and on November 2, 1998, plaintiffs filed their appellate briefs in the California Court of Appeal.

    ABSENCE OF PUBLIC MARKET FOR THE CELLNET COMMON STOCK; VOLATILITY OF COMMON
     STOCK PRICE.

    The trading price of the Company's common stock has been highly volatile since the Company's initial public offering and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, the signing of services contracts, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the NMR services industry, revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the NMR services industry and general economic and market conditions. In addition, it is possible that in some future period the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have recently experienced extreme price and volume fluctuations that are not related to the operating performance of particular companies. These broad market fluctuations could have a significant impact on the market price of the common stock and the Preferred Securities.

    NO DIVIDENDS ON COMMON STOCK; DIVIDEND RESTRICTIONS.

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

    POTENTIAL ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE.

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

    RISKS RELATED TO PREFERRED SECURITIES OF FUNDING.

    In May 1998, Funding, a wholly-owned finance subsidiary of the Company, completed an offering of Preferred Securities which will fully accrete to a face value of $110.0 million on June 1, 2010. The Preferred Securities bear a cumulative dividend at the rate of 7% per annum. Funding has purchased Treasury Strips sufficient in amount to pay cash dividends on the Preferred Securities through June 1, 2001 and has deposited the Treasury Strips in escrow with the Escrow Agent for the benefit of the holders of the Preferred Securities. Funding is required to pay quarterly dividends in cash on the Preferred Securities through June 1, 2001, and thereafter, in cash or shares of the Company common stock, at the option of Funding. The first dividend payment was made on September 1, 1998 in the amount of $2.2 million. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. The Company has provided the holders of the Preferred Securities certain guarantees of payment of dividends, distributions, and redemptions. The Preferred Securities involve a high degree of risk, and accordingly, reference must be made to the Risk Factors and other cautionary statements set forth in the Registration Statement on Form S-3 in respect of the Preferred Securities and in Funding's Report on Form 10-Q and other filings by Funding with the Securities and Exchange Commission.

    ANTI-TAKEOVER PROVISIONS.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See above, "Management's Discussion and Analysis--Risk Factors that May Affect Future Operating Results--Litigation".

ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT NO.  EXHIBIT TITLE
-----------  ----------------------------------------------------------------------------------------------------
      27.1   Financial Data Schedule

    (b) Reports of Form 8-K.

    There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CELLNET DATA SYSTEMS, INC.

DATE: November 12, 1998                       By:                     /s/ PAUL G. MANCA
                                                         ------------------------------------------
                                                                        Paul G. Manca
                                                         VICE PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                             (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                          OFFICER)

                                 EXHIBIT INDEX

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -----------------------------------------------------------------------------------------------------
      27.1     Financial Data Schedule