Form 10-K
period 1998-12-31
CELLNET DATA SYSTEMS INC
filed 1999-03-22
CIK 805956

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark         [X]     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
One)                  Act of 1934 for the fiscal year ended December 31, 1998

                                               OR

              [ ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934 for the transition period from           to

                         Commission File Number 0-21409
                           CELLNET DATA SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                    94-2951096
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification Number)

125 Shoreway Road, San Carlos, California 94070 (Address of principal executive offices)

       Registrant's telephone number, including area code: (650) 508-6000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act COMMON STOCK, $.001 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES     [ ] NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 1999 was approximately $203 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At March 15, 1999 registrant had outstanding 42,873,700 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of CellNet which will be filed no later than 120 days after December 31, 1998

-----------------------------------------------------------------------------------------------

                                                                                           PAGE
-----------------------------------------------------------------------------------------------

PART I

    Item 1.        Business                                                                  1

    Item 2.        Properties                                                               20

    Item 3.        Legal Proceedings                                                        20

    Item 4.        Submission of Matters to a Vote of Security Holders                      21
-----------------------------------------------------------------------------------------------

PART II

    Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters    22

    Item 6.        Selected Consolidated Financial Data                                     22

    Item 7.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                  25

    Item 7A.       Quantitative and Qualitative Disclosures about Market Risk               52

    Item 8.        Financial Statements and Supplementary Data                              53

    Item 9.        Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure                                                   78
-----------------------------------------------------------------------------------------------

PART III

    Item 10.       Directors and Executive Officers of the Registrant                       79

    Item 11.       Executive Compensation                                                   79

    Item 12.       Security Ownership of Certain Beneficial Owners and Management           79

    Item 13.       Certain Relationships and Related Transactions                           79
-----------------------------------------------------------------------------------------------

PART IV

    Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K          80
-----------------------------------------------------------------------------------------------

SIGNATURES                                                                                  84
-----------------------------------------------------------------------------------------------

PART I

ITEM 1.  BUSINESS

THIS ITEM CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. CELLNET'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" UNDER "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE" AND ELSEWHERE IN THIS REPORT.

GENERAL

CellNet Data Systems, Inc. ("CellNet") has designed, developed and is commercially deploying in scale innovative wireless data communications networks which provide high-volume, low-cost, real-time data collection services, capable of monitoring millions of fixed endpoints. The primary application of CellNet's network is the provision of commercial, industrial and residential network meter reading services to electric, gas and water suppliers. The meter reading services for electric suppliers position CellNet to benefit from the deregulation of the electric utility industry. As of December 31, 1998, CellNet had approximately 4,008,000 meters under long-term contracts and a potential for an additional 500,000 meters under an agreement with C3 Communications, of which a total of approximately 1,770,000 meters were generating revenues ("in revenue service") for CellNet. The CellNet network uses radio devices fitted to assets such as utility meters that are capable of reading and reporting data from each meter every few minutes. Through extremely efficient use of radio frequency spectrum, the CellNet network has substantial additional capacity to service non-utility applications, also known as Commercial Data Services, that require low-cost monitoring of fixed endpoints, such as home security and remote status monitoring of vending machines and office equipment.

CellNet believes it has an early market opportunity to offer wireless data communications services on a broad commercial scale for utility and selected non-utility applications. CellNet's network is distinguished by the following advantages:

    - sufficiently low infrastructure and operating costs to permit cost-effective utility meter reading and other fixed point monitoring applications;

    - highly efficient use of spectrum -- the equivalent of approximately a single voice channel is needed to operate a network;

    - specifically designed proprietary software to manage real-time data collection from millions of endpoints; and

    - open systems architecture designed to allow new applications to be added to the CellNet system.

The electric utility industry is undergoing a fundamental and broad-based transition. The traditional utility structure, consisting of a vertically integrated system operating as a natural monopoly with rates set in relation to cost, has historically presented utilities with little incentive to improve service quality or operating efficiency. Similar to the regulatory evolution that has already taken place in the transportation and telecommunications industries, customer demands and regulatory mandates by federal and state governments are opening the electric utility market to competition, thus forcing electric utilities to transform themselves from regulated monopolies into competitive enterprises. While regulatory initiatives vary from state to state, many involve a shift from rate-of-return rate making, in which a utility's rates are determined by its return on assets, to performance-based rate making, in which a utility's rates and profitability are based upon its cost, efficiency and service quality.

                                   1 CELLNET

With deregulation of the electric utility industry underway, established utilities are coming under increasing regulatory, consumer and competitive pressures. The changing regulatory environment means that other utility industry participants, such as energy service providers, power marketers, brokers and aggregators, system operators, power exchanges, and scheduling coordinators, will be seeking viable strategies to enter a market traditionally dominated by established utilities. CellNet believes its network meter reading services offer a state-of-the-art solution to the demands created by the increased regulatory and competitive pressures within the energy service industry. CellNet provides meter reading services through a proven, efficient, low-cost, scaleable network that enables both established utilities and other utility industry participants to implement time-of-use pricing plans, peak demand monitoring, load forecasting activities, real-time responses to billing inquiries and power outage detection, on-demand meter reads, customized billing functions, and customer access to consumption, rate and billing information. CellNet's system allows utilities to respond effectively to regulatory changes, reduce costs and enhance their operating efficiencies, defer capital spending and implement customer retention plans. CellNet's system also facilitates market entrance by new power market participants.

CellNet is actively targeting the largest Metropolitan Statistical Areas and Consolidated Metropolitan Statistical Areas, which together represent a majority of the approximately 250 million electric, gas and water meters in the United States, state-by-state, as deregulation becomes effective. CellNet believes that utilities and other utility industry participants operating in or entering these densely populated areas will be most affected by increasing competitive and regulatory pressures. These pressures will likely prompt established utilities to improve their efficiency and service levels, and CellNet believes that its network and services would facilitate this improvement. However, the utility industry has generally been characterized by long purchasing cycles and cautious decision making. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established electric utilities, CellNet believes that actual implementation of utility deregulation will ultimately accelerate purchasing decisions by established utilities. CellNet is evaluating new opportunities arising from deregulation. CellNet's open systems architecture is designed for deployment strategies focused either on established utilities or new power market participants, or both, without requiring significant modifications to CellNet's network system.

As of December 31, 1998, CellNet had existing long-term contracts to provide network meter reading services to Kansas City Power & Light Company ("KC Power & Light") for approximately 437,000 meters, AmerenUE (formerly known as the Union Electric Company) ("AmerenUE") for approximately 1,264,000 meters, Northern States Power Company ("N. States Power") for approximately 1,087,000 meters, Puget Sound Energy, Inc. ("Puget Sound Energy") for approximately 800,000 meters and Indianapolis Power & Light Company ("Indianapolis Power & Light") for approximately 420,000 meters. CellNet also has an agreement with C3 Communications for a potential of 500,000 meters. Of the meters covered under these contracts, approximately 1,770,000 meters were in revenue service as of December 31, 1998. Each of these contracts results from CellNet's "saturation deployment" strategy for providing network meter reading services to existing utilities. Under this strategy, CellNet builds out a network to cover virtually every meter in a utility's designated service area. The strategy allows coverage of all of the energy consumers in those service areas. To implement the strategy, CellNet builds out its wide area network and local area network concurrently. The network begins generating revenue shortly after meters come on-line, and new meters can be added incrementally. CellNet has ongoing discussions concerning additional contracts of a similar kind with other utilities in the United States.

CellNet began actively targeting new power market participants in September 1997. To date, CellNet has entered into contracts with eighteen energy service providers and two energy aggregators, including contracts with nonregulated power marketing arms of the nation's large utilities and energy providers for the provision of network meter reading services in California, including Sempra Energy Solutions, New West Energy, Duke Solutions, Commonwealth Energy, and Dynergy, a division of NGC Corp. CellNet expects to enter into similar arrangements with additional new power market

                                   2 CELLNET
participants both in California and in certain other states where deregulated markets open up further opportunities for the deployment of CellNet's networks. Each of these contracts results from CellNet's alternative "broad deployment" strategy, which is a variation of CellNet's saturation deployment strategy outlined above. Under CellNet's broad deployment strategy, CellNet first deploys its wide area network in service areas where the largest consumers of energy are located and where energy consumers and other power market participants are most likely to value CellNet's services and/or to concentrate their marketing efforts. As contracts for the provision of network meter reading services are obtained, CellNet builds out its local area network on an incremental basis as necessary to service those customers or for advanced coverage of certain areas. Broad deployment offers energy service providers who lack the established utilities' designated geographical customer bases the flexibility to build as they grow or to pursue particular market niches. It also offers established utilities, which are not yet prepared to commit resources to a long-term saturation deployment project, the opportunity to cover a portion of their customers initially and to increase coverage in their service areas over time, potentially to all of their meters. However, contracts resulting from CellNet's saturation deployment strategy are expected to remain the majority of contracts for CellNet networks for the foreseeable future.

By using networks deployed under either the saturation or broad deployment strategy, CellNet is also able to offer network meter reading information and metering services directly to energy consumers, to the extent that the information provided by such services is not being made available to them by their own utility or energy service provider. Use of these networks also allows CellNet to offer network meter reading services to monitor sub-meters for industrial and commercial customers who desire to itemize their overall energy usage by monitoring the energy consumption of heating, ventilation and air conditioning systems, individual manufacturing processes or pieces of equipment, or individual departments.

CellNet believes its spectrum-efficient networks will have substantial excess capacity to service non-utility applications requiring low-cost monitoring of fixed endpoints. Potential non-utility applications of CellNet's systems include remote status monitoring of home security systems, vending machines, office equipment, parking meters and other equipment as well as remote control of traffic equipment. CellNet has worked with industry leaders such as Xerox, Honeywell, Inc., Real Time Data, Inc., and Interactive Technologies, Inc. to develop such applications. CellNet believes that its utility networks will provide an excellent platform to position CellNet as a leading wholesale provider of wireless data communications services for such non-utility applications.

CellNet believes that a significant international market also exists for its services with an estimated 600 million electric, gas and water meters outside of the United States and substantial opportunities for non-utility applications. CellNet is pursuing international markets through a joint venture with Bechtel Enterprises, Inc. The joint venture, BCN Data Systems L.L.C. ("BCN") has concentrated its initial efforts on entering the market in the United Kingdom and is also considering opportunities in Australia and elsewhere. See "Business Strategy -- Pursue International Expansion."

CHANGES IN THE ELECTRIC UTILITY INDUSTRY

The electric utility industry is undergoing a fundamental and broad-based transition. The traditional utility structure, consisting of a vertically integrated system operating as a natural monopoly with rates set in relation to cost, has historically presented utilities with little incentive to improve service quality or operating efficiency. Similar to the regulatory evolution that has already taken place in the transportation and telecommunications industries, customer demands and regulatory mandates by federal and state governments are opening the electric utility market to competition, thus forcing electric utilities to transform themselves from regulated monopolies into competitive enterprises. While regulatory initiatives vary from state to state, many involve a shift from rate-of-return rate making, in which an electric utility's rates are determined by its return on assets, to performance-based rate making, in which an electric utility's rates and profitability are based upon its cost, efficiency and service quality. The gas utility industry has already been

                                   3 CELLNET
transformed as a result of competition. Today, commercial and industrial customers can negotiate to purchase gas directly from producers or brokers, while utilities are required to provide transportation of such gas to customers' facilities.

The restructuring of the electric utility industry is underway. In the past year, several major electric utilities entered into merger agreements and other consolidation transactions and bought and sold generation assets. The restructuring has also focused on opening the electric power production industry, in certain markets, to full competition in the next few years and ultimately providing customers access to multiple suppliers. Federal legislation, such as the National Energy Policy Act of 1992 (the "EP Act"), has opened utility transmission lines to independent power producers in an effort to increase competition in the wholesale electric power generation market. Under the EP Act, individual states have the sole authority to mandate the transport and delivery or "wheeling" of electric power to retail customers. As a result, eighteen states (Arizona, California, Connecticut, Illinois, Maine, Maryland, Massachusetts, Michigan, Montana, Nevada, New Hampshire, New Jersey, New York, Oklahoma, Pennsylvania, Rhode Island,Vermont and Virginia) now have legislation or final commission orders to mandate retail wheeling and nearly all of the other states are in various stages of considering the implementation of retail wheeling and unbundling, both at legislative and regulatory levels. Arizona, California, Maine, Nevada, New Hampshire and New Jersey are also requiring utilities to "unbundle," or offer as separate services, metering, billing and collection, and three more states are formally investigating such unbundling. Unbundling implies that a third party, such as a new power market participant, would be free to own the electric meter that measures usage and attaches to a commercial, industrial or residential customer's premises. Traditionally, the owner of the meter has been the electric utility which has also had a monopoly in providing metering, billing, and collection services. In California, the state which has to date advanced the furthest in the deregulation process, the California Public Utility Commission (the "CPUC") mandated competitive retail wheeling and unbundling effective April 1, 1998 for large commercial and industrial customers and January 1, 1999 for all remaining customers. By mandating retail wheeling the CPUC allows the customer to choose among energy service providers. The CPUC has also mandated hourly metering capability for commercial and industrial customers choosing direct access and which require more than 50 kW of power, which will be decreased to 20kW in the year 2002.

The changing regulatory environment means that new power market participants will be entering into a market traditionally dominated by established utilities. To date, more than 33 parties have registered with the CPUC as Registered Energy Service Providers to provide electric services in California. The established utilities are focused on retaining and increasing its market share in the wake of competition. Both new power market participants and established utilities will be striving to optimize their offerings and to distinguish themselves in the market. CellNet believes it is well positioned to offer competitive advantages to all energy service providers, whether established utilities or new power market participants, using its existing technology. The CellNet network has demonstrated capabilities in providing cost-efficient, reliable, real-time data to established utilities. The same capabilities will enable energy service providers to meet regulatory metering and forecasting requirements, offer superior, competitively-priced services, collect customer information and diversify by adding additional applications as available. CellNet's open architecture will lend itself readily to deployment strategies focused either on established utilities or new power market participants, or both, without requiring modifications to the network system.

CellNet believes that competition will require recordation of electric power consumption data more frequently than is presently customary through a much wider use of daily, hourly and possibly even more frequent meter readings. In fact, hourly meter reading has already been mandated for commercial and industrial customers in California. Other deregulating states which require hourly metering for commercial and industrial customers include Michigan and Arizona. It is possible that other states will follow. CellNet believes that CellNet's meter reading technology, or meter reading technology similar to it, will be needed to do such hourly meter reading.

                                   4 CELLNET

THE CELLNET SOLUTION

CellNet has designed, developed and deployed in scale the first wireless data communications network designed to provide high-volume, real-time event monitoring of up to several million endpoints. Since the primary application of the network is to provide network meter reading services, the network has been designed to meet the energy service industry's cost requirements, information needs and rigorous design specifications. CellNet's network uses radio transmitters fitted to existing meters to read and report data from each meter every few minutes. CellNet uses inexpensive radio devices and proprietary software in its networks, deploys certain network components on utility power poles or, where necessary, on buildings or other structures, and requires minimal frequency spectrum to operate its system.

CellNet's system can enable energy service providers to better serve their customers by offering enhanced services such as:

    - time-of-use and demand energy rates;

    - real-time response to billing inquiries;

    - real-time power outage detection, location and notification;

    - remote verification of "power on" and outage restoration;

    - on-demand meter reads;

    - customer-selected billing dates and consolidated, multi-location billing;

    - automatic move-in/move-out meter reading;

    - meter tampering ("power theft") notification;

    - distribution automation; and

    - access to consumption, rate and billing information via the Internet.

In light of the changing regulatory environment and resulting competition for customers, many established utilities will be motivated to retain or increase their market shares, while new power market participants will seek to capture market share in the post-deregulation retail market. CellNet's system is designed to enable established utilities and new power market participants to respond effectively to regulatory changes and enhance their performance, and differentiate their service in the competitive markets. CellNet's system will facilitate the strategic objectives of established utilities and new power market participants as follows:

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

ENHANCE INFORMATION SYSTEMS. To implement time-of-use pricing and other customer-oriented pricing plans, real-time power outage detection and other services that may be required by deregulation or that are necessary to maintain market share, energy service providers will demand extremely accurate and timely data regarding energy consumption by customers. For example, the CPUC has required at least hourly meter-reading capacity for each commercial and industrial customer choosing direct access and which require more than 50 kW of power, which will be decreased to 20 kW in the

                                   5 CELLNET
year 2002. The manual meter reading process, even if automated through the use of hand-held and drive-by automatic meter reading equipment, does not meet these criteria. The consumption data collected by automatic meter reading is typically transmitted to the utility's information system on a monthly basis. Such periodic meter readings do not provide necessary metering data to implement these regulatory and competitive initiatives.

RESPOND TO REGULATORY INITIATIVES. Where retail wheeling is adopted, consumers will contract to buy electricity from specific energy service providers, but all such energy service providers will supply electricity to a designated local electrical network, which will then distribute power to all local consumers. The monthly meter reading historically used by traditional utilities may allow energy service providers to determine aggregate usage, but not to determine time of use. Time-of-use data is a critical requirement of retail wheeling, since the cost of power to energy service providers will be determined by hourly spot prices. By providing real-time data on each consumer's power usage, CellNet enables utilities to implement retail wheeling without incurring costs of $150-$200 or more at each service endpoint to install individual time-of-use meters across their territories.

ACQUIRE AND RETAIN CUSTOMERS. In addition to price-based competition, energy service providers will seek to differentiate their services. The CellNet system's ability to integrate with customer service systems and platforms will enable the addition of value-added services, enabling non-price based competition through enhanced product offerings, including new pricing options, selectable bill dates, outage monitoring, end-use energy information through the Internet, customized billing plans, remote meter reading when a customer moves in or moves out of a building, multi-location bill consolidation and other innovations. The information available through the CellNet data collection services will also allow its users to profile their customers, thus gaining valuable marketing insights, which will facilitate development of promotions, service plans and other programs designed to attract and retain customers.

ELIMINATE MANUAL METER READING. Many utilities have already focused on the inefficiencies of the traditional once-a-month drive-by or walk-by meter reading process. In addition to the direct expense of monthly meter reading, manual processes create significant indirect expenses. These expenses include responding to customer billing service inquiries and complaints, meter reading errors, missed meter reads, special appointment meter reads to determine and correct errors, and service calls to discontinue and to initiate service. CellNet's fully automated wireless data network helps utilities to reduce both direct and indirect operating costs associated with meter reading.

OFFER LOW-COST NETWORK SYSTEM. The CellNet system offers a low-cost, frequency-efficient network, which will enable energy service providers to manage their energy trading costs better and pass savings on to their customers. The CellNet system will provide time-of-use metering in scale, even to small customers, at costs which CellNet believes to be the lowest available. A new power market participant's ability to penetrate the energy supply market, and an established utility's ability to maintain its market share, will depend in part on their ability to offer competitively-priced services. By allowing CellNet to build and maintain the wireless network, energy service providers also avoid both the technological risk and capital outlay of developing and deploying network meter reading systems.

ENHANCE OPERATING EFFICIENCIES THROUGH AUTOMATION. CellNet's network enables distribution automation capabilities which include monitoring and control of power distribution equipment as well as meters. Using the CellNet network, energy service providers can manage many aspects of the delivery of electricity, including the ability to detect power outages, monitor and control circuit breakers, monitor the load on transformers, control circuits to isolate faults on feeder power lines, and switch automatically among capacitor banks to produce constant voltage levels. As a result, (i) problems may be detected earlier and solved more quickly, (ii) operations may become more reliable, and (iii) service fleets may be more efficiently deployed and dispatched as outages can be more readily pinpointed within the utility's service territory. Increased automation and improved information processing will also aid in detection of energy theft, which is currently estimated to cost utilities many millions of dollars each year.

                                   6 CELLNET

REDUCE PEAK DEMAND COSTS WITH TIME-OF-USE DATA. Established utilities have historically built plant capacity to meet the anticipated peak demand for energy on a daily and seasonal basis, requiring an excess capacity margin to respond to extraordinary demand peaks caused by extreme weather conditions. Power plant expansions are costly and investments in such capacity may not be fully compensated by rate making authorities. Reducing peak demand would allow utilities to defer or avoid additional plant construction or costly peak power generation with standby power generating facilities. However, unlike phone companies, which currently offer time-of-use rates to discourage consumption during peak periods, energy service providers have generally been unable to implement time-of-use plans for any but their largest customers due to inadequate real-time information about customer power usage. CellNet's network meter reading services will enable utilities to adopt time-of-use billing plans, which can be used to motivate consumers to shift discretionary consumption to off-peak periods.

PROVIDE POST-DEREGULATION MARKET OPPORTUNITIES. With deregulation creating new market opportunities, new power market participants will aggressively pursue first-to-market opportunities, particularly in light of the perception that the highest-value customers will be among the first to respond to the choices made available by deregulation. CellNet offers a network meter reading system with demonstrated capability of providing real-time data collection. As a result, CellNet's system will enable new power market participants to offer prompt implementation of state-of-the-art metering-based service rate plans.

BUSINESS STRATEGY

CellNet intends to deploy and operate a series of wireless data communications networks and to earn recurring revenues by providing network meter reading services. CellNet also intends to earn revenues to an increasing degree through the sale of certain equipment to energy service providers and by using the network to support a variety of non-utility applications. Principal elements of CellNet's strategy are to (i) focus on power, gas and water markets, (ii) promote development of non-utility applications, (iii) form strategic relationships, (iv) pursue international expansion and (v) outsource a substantial portion of its manufacturing and installation activities. CellNet is also focusing increasingly on licensing its technology to leading manufacturers in key industries, to ensure development of compatible products. See "-- Form Strategic Relationships."

FOCUS ON POWER SUPPLY MARKETS

CellNet is initially targeting the largest Metropolitan Statistical Areas, which represent a majority of the approximately 250 million electric, gas and water meters in the United States, state-by-state, as deregulation becomes effective. CellNet believes that energy service providers operating in or entering these densely populated markets will be the most likely affected by increased consumer competitive and regulatory pressures, and as such, will have the greatest need to adopt wireless network meter reading. These Metropolitan Statistical Areas also offer the greatest potential markets for non-utility applications. CellNet is also pursuing selected opportunities with electric, gas and water service providers outside of the largest Metropolitan Statistical Areas.

PROMOTE DEVELOPMENT OF NON-UTILITY APPLICATIONS (COMMERCIAL DATA SERVICES)

Through the efficient use of spectrum, each CellNet network is designed to have the capacity, after serving all of a utility's network meter reading and distribution automation requirements, to support non-utility services that would benefit from the availability of a low-cost wireless network. Under broad deployment, CellNet expects to have significantly enhanced opportunities to implement non-utility applications, because CellNet's networks will be available in a substantially greater number of high population density centers. CellNet has worked with leading manufacturers and application developers in

                                   7 CELLNET
the development of products and services capable of using the CellNet networks. Potential applications include the following:

    - security services for home security, fire alarm and personal safety devices;

    - remote status monitoring for vending, office and factory equipment, and intelligent home devices, such as remote control thermostats; and

    - intelligent transportation monitoring systems for parking meters and street lights.

CellNet believes that its low monthly network service prices will substantially increase the likelihood of market acceptance of existing applications and enable potential new applications.

Wireless home security systems are an example of an existing application that might achieve greater market penetration if equipment and service costs were reduced by using a CellNet network. CellNet and Interactive Technologies, Inc. ("Interactive Technologies"), a leading provider of wireless home security systems, have developed a security system which is capable of communicating over CellNet's networks.

By using a CellNet network, parking meters can be managed and monitored, and theft and tampering can be mitigated. CellNet currently has a field trial underway demonstrating the use of its technology with parking meters.

Remote monitoring of vending machines could substantially reduce the cost of servicing those machines. Real Time Data, Inc. ("Real Time Data") has developed a vending machine monitoring device which tracks product sales and inventory. Real Time Data and CellNet have worked together to integrate Real Time Data's devices with CellNet's networks.

Remote metering and monitoring of photocopy and other office machines would allow companies that lease or service such machines to reduce their costs of collecting billing data from installed machines. Additionally, advanced monitoring services can reduce the cost to service and maintain such machines.

Energy management and home automation services can be enabled by CellNet's networks as well. CellNet and Honeywell, Inc. ("Honeywell") have jointly designed a system consisting of a "thermostat-like" panel which allows consumers to use electricity more efficiently by programming appliances, such as the heating, ventilation and air conditioning system and hot water heater. Devices within the home would communicate with one another over existing electrical wiring using power line carrier technology. CellNet's two-way wireless data network would provide the connection between the home and a utility to deliver pricing signals, home management services, and public information and to send customer messages and device status signals back to the utility.

FORM STRATEGIC RELATIONSHIPS

CellNet is forming strategic relationships with leading companies and certain utilities to promote the development and joint marketing of complementary products or services for utility applications and the development of non-utility applications whose traffic would be carried on CellNet networks. CellNet is currently working with the following leading companies:

ASEA BROWN BOVERI. CellNet entered into a strategic relationship with Asea Brown Boveri, a leading manufacturer of meter products. Asea Brown Boveri currently installs CellNet meter modules in its meter products at its factories. Asea Brown Boveri is also working with CellNet on a new product, which provides the capability for advanced metering systems.

                                   8 CELLNET

BADGER METER, INC. ("BADGER"). CellNet entered into an agreement with Badger, a leading seller and manufacturer of products using flow measurement and control technology to serve industrial and utility markets worldwide. Under this agreement, Badger incorporates CellNet's patented radio technology into Badger's water meter reading products.

BECHTEL ENTERPRISES, INC. ("BECHTEL"). CellNet entered into a joint venture with Bechtel, called BCN Data Systems, L.L.C., to pursue international opportunities. See "-- Pursue International Expansion."

CONNEXT, INC. ("CONNEXT"). CellNet entered into a joint marketing agreement with ConnexT, a subsidiary of Puget Sound Energy which provides network-based application services to utility companies, whereby the parties agree to assist each other in marketing their respective products and services to both companies' existing and prospective utility customers.

GENERAL ELECTRIC ("GE"). GE and CellNet entered into a non-binding memorandum of understanding ("MOU") to develop and implement, on a non-exclusive basis, automated network meter reading solutions that incorporate both parties' products.

HONEYWELL. Honeywell and CellNet have worked together on creating "smart communicating" thermostats that can work in a home energy management system. Honeywell also has been a subcontractor for meter installations using CellNet technology.

INTERACTIVE TECHNOLOGIES. CellNet entered into an agreement with Interactive Technologies, a leading provider of wireless, in-home security systems, to develop moderately-priced security systems based on Interactive Technologies' existing security devices and CellNet's wireless technology.

LANDIS & GYR. CellNet and Landis & Gyr, which is now a division of Siemens, agreed to a joint project whereby Landis & Gyr will incorporate CellNet's data communications technology into its recently released Altimus-TM- electricity metering system.

SIEMENS ENERGY AND AUTOMATION, INC./SIEMENS MEASUREMENTS LTD.
("SIEMENS"). CellNet is working with PSI, a Siemens business unit, to integrate PSI's Energy Analyzer Plus software for collecting data over the PSTN from a variety of high-end electric and gas meters with the CellNet system, so as to enable CellNet to offer multi-technology network meter reading services. CellNet and BCN licensed CellNet's technology to Siemens in the United Kingdom to manufacture metering products which communicate over CellNet's networks. The first products manufactured by Siemens that incorporate CellNet's technology have been completed and are being shipped.

REAL TIME DATA. As described above, Real Time Data, a developer of remote vending machine monitoring systems, has worked with CellNet to develop vending machine monitoring systems that are compatible with CellNet's wireless network technology.

SCHLUMBERGER. CellNet has entered into an agreement with Schlumberger, an international, worldwide leader in oil field services, measurement and systems and telecommunications, to license to Schlumberger CellNet's proprietary radio technology for use in Schlumberg's electric, gas and water meter product lines. Under this license, Schlumberger has been manufacturing and shipping Schlumberger's Centron electric meters and water meters using CellNet's technology.

                                   9 CELLNET

CELLNET APPLICATIONS PARTNERS PROGRAM (CAPP)

Twelve leading software companies have announced their participation in the CellNet CAPP program and their intention to offer products and services compatible with the CellNet system, enabling CellNet customers to expand their usage of the CellNet system. These partners include:

AMEREN ABACUS, a CellNet-ready informational metering service from Ameren Corporation, which provides financial and operations managers with frequent and detailed energy consumption information.

CONFIGURED ENERGY SYSTEMS (CES) which supplies product-based Integrated Distribution Management Systems for electric utility operations dispatch, trouble management, crew management, feeder restoration, and other operations functions.

CONNEXT, INC., which provides Internet-enabled solutions that facilitate all aspects of customer relations, sales and marketing and billing for energy companies.

ENERCOM, which develops Internet and PC-based energy application software for energy companies.

ENERGY INTERACTIVE (EI), which provides energy information software products and services for energy providers.

INSITE SERVICES, which provides bill consolidation, data acquisition, bill auditing, bill payment administration, rate analysis, energy benchmarking, customized Internet reporting and usage analysis.

LODESTAR CORPORATION (formerly, Utility Marketing Services/UMS), which provides Internet-based billing and customer care software solutions.

NATIONAL WATER & POWER, INC., which provides utility management and billing company.

OARSMAN CORPORATION, which provides interactive tool and information systems for residential, commercial, industrial, and agricultural customers.

SILICON ENERGY CORP, which provides enterprise-wide energy information decision support, demand monitoring and management and system control.

STRATEGIC RESOURCE SOLUTIONS, which offers specialized software, systems and expertise for maintaining multi-site facilities and controlling building environments.

STARK NORTH AMERICA, INC., which provides energy information systems and services for utilities, energy service providers and end-users.

PURSUE INTERNATIONAL EXPANSION

With an estimated six hundred million utility meters located outside of the United States and with substantial opportunities to use the CellNet system for non-utility applications, the international market offers significant additional opportunities for CellNet.

CellNet and Bechtel have formed BCN as an international joint venture in order to take advantage of these opportunities. BCN has the exclusive right to deploy and operate CellNet's wireless data communications system in countries outside the United States. CellNet is generally allocated 50% of BCN's net income or loss. CellNet licenses its technology to BCN and BCN is authorized to sublicense that technology to individual local operating project entities in which BCN or other

                                   10 CELLNET
affiliates of CellNet and Bechtel are expected to invest and generally maintain operating control. The managing board of BCN is composed of an equal number of representatives from each party and reviews and approves all major business decisions.

In considering international expansion opportunities for the CellNet System, BCN intends to target markets characterized by (i) a well-developed utility infrastructure, (ii) demand for low-cost monitoring, (iii) a progressive regulatory climate favoring increased efficiency, customer service and competitive access, and (iv) well-capitalized, established and reliable local partners.

BCN considers the United Kingdom a particularly attractive market, with approximately 50 million meters and deregulation underway. BCN is currently concentrating its efforts primarily on entering the market in the United Kingdom, and is also investigating opportunities in Australia and elsewhere.

OUTSOURCE SUBSTANTIAL MANUFACTURING AND INSTALLATION ACTIVITIES

CellNet outsources a substantial portion of its manufacturing and installation activities. As a result, CellNet makes use of the size and capabilities of key suppliers to take advantage of manufacturing economies of scale, reduce component pricing through bulk purchasing, and have access to manufacturing capacity and resources to meet highly variable production requirements. CellNet will retain overall network construction responsibility, but intends to rely on subcontractors for network and meter installation, such as GTE, Honeywell and others, for network and meter installation, who have demonstrated their capabilities, experience and reliability and who have good working relationships with CellNet's customers. CellNet believes that outsourcing installation activities will reduce the start-up time and CellNet's investment risk for each project.

SALE OF NETWORK EQUIPMENT

CellNet intends to enter into contracts for the sale of certain network equipment to utilities, new power market participants and other customers. CellNet further intends to enter into reseller agreements and value added reseller agreements with certain qualified companies. To date, CellNet has received insignificant revenues from such contracts but expects to earn revenues to an increasing degree from such contracts.

WIRELESS COMMUNICATIONS INDUSTRY OVERVIEW

CellNet operates within the wireless communications industry, which includes PCS, specialized mobile radio, microwave, cellular (including cellular digital packet data), paging and multiple address radio system segments, among others. The two principal categories of commercial wireless applications are voice and data transmission. Within those broad categories, service requirements for specific applications vary substantially in terms of quality, speed, capacity, mobility, two-way capability, geographical coverage and cost. Historically, products which provide for greater mobility and capacity are more expensive. As a consequence, the market for wireless services is segmented, matching specific service requirements with the most suitable wireless technology.

CellNet's system is a wireless telecommunications network designed to utilize small amounts of spectrum and to provide low-cost, high-volume, real-time monitoring of large numbers of fixed endpoints. CellNet believes that other telecommunications solutions or market segments are not as well suited for use in network meter reading, except in limited cases such as high-use industrial metering, where the increased equipment and service costs might be justified by high rates of power consumption, or in certain rural areas, where other telecommunications solutions may be less expensive. Competing service applications are therefore expected to develop largely within the segment of the wireless communications market in which CellNet now operates.

                                   11 CELLNET

CellNet's network architecture and the nature of the markets that it serves differ significantly from traditional cellular companies, thereby resulting in potential advantages for CellNet in providing network meter reading services which include:

LOWER AVERAGE MARKET ADOPTION RISK. In general, CellNet constructs its saturation deployment networks after entering into a long-term relationship with a utility or other client. In such circumstances, CellNet does not need to finance construction of networks in anticipation of obtaining customers.

LOWER CHURN/PENETRATION RATE. Unlike the customer bases for other wireless, voice and data service providers where customers can easily switch to a competitive provider, CellNet's existing saturation subscriber endpoints do not experience frequent change or "churn." The marketing and administrative costs typically associated with churn, and the capital risk associated with variable penetration rates, are thus virtually eliminated. Further, due to inflation escalation clauses in CellNet's existing services agreements, CellNet believes that the value of its revenue per endpoint in real terms will likely be maintained over time.

HIGHER CUSTOMER CREDIT QUALITY. CellNet receives the majority of its contract service revenue directly from energy service providers rather than from individual subscribers. As a result, CellNet experiences less credit risk and generally lower billing expenses than other wireless communication providers.

MORE EFFICIENT DEPLOYMENT. Cellular and PCS cell sites are frequently costly and can be difficult to obtain. The modularity of the CellNet system and the efficient size of its components facilitate inexpensive deployment of scalable networks. CellNet's system components have been designed to fit on utility power poles or, where necessary, on buildings or other structures. With an electric utility as its primary customer, CellNet has access to utility poles, transmission towers, and various properties for deployment. Radio devices, which represent the bulk of network components, are simply "plugged in" as newly retrofitted meters to replace an existing meter. CellNet's MicroCell Controllers typically take two hours to physically install and its CellMasters one or two days to physically install, providing a network which can be deployed swiftly and efficiently. The system is also scalable, thereby allowing coverage regardless of the size of the service area.

MORE EFFICIENT SYSTEM DESIGN. Cellular telephone networks are designed for peak usage, with a large percentage of the network underutilized for much of the day. The CellNet network gathers information from its endpoints consistently around the clock and therefore does not encounter the peak usage problems typically experienced by telecommunications providers such as those providing cellular phone service.

LOWER FREQUENCY COSTS. Cellular, PCS and other two-way wireless systems typically require a large amount of spectrum which can be very costly to obtain. Because CellNet is able to utilize a small amount of frequency (the equivalent of approximately a single cellular voice channel) for a wide metropolitan area, it has not been subject to the substantial frequency acquisition costs associated with wireless communications companies.

TECHNOLOGY

CellNet's network meter reading system has been developed specifically to offer real-time, low-cost, high volume wireless data communications services. Such services require (i) inexpensive endpoint devices, (ii) the ability to support a wide range of applications, (iii) reliable, consistent service over a wide area,
(iv) the capacity to handle simultaneous transmission and processing of a large volume of data, (v) integrated communications and applications support software, and (vi) efficient use of bandwidth to minimize spectrum acquisition costs.

                                   12 CELLNET

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

    - MicroCell Controllers which manage the endpoint devices in their local coverage area (as part of a local area network or "local area network") and which collect and process data transmissions from such endpoint devices;

    - CellMasters which relay data from MicroCell Controllers located in a wide coverage area (as part of a wide area network or "wide area network") and which communicate that data to a central System Controller; and

    - a System Controller which manages the entire network and operates the application gateways for integration with the client's own data systems.

ENDPOINT DEVICES. The subscriber unit of the CellNet system is a relatively inexpensive low-power radio device which is attached to a data source, such as a utility meter, to collect and transmit information to an MicroCell Controller and typically includes a transceiver or transmitter. CellNet has developed endpoint devices which may be fitted to each of the major types of utility meters presently being used by electric utilities in the United States. These endpoint devices currently collect customer demand and load profile data from an electric meter and transmit such information to the local area MicroCell Controller once every few minutes. Electric meter endpoints are also able to transmit "distress signals" indicating meter tampering or power outages. CellNet began introducing its commercial endpoint devices for gas meters in 1996 and completed the development and introduction of additional models in 1997. CellNet contracted with Badger and Schlumberger to develop endpoint devices for water meters and introduced its first models in 1998. CellNet is also working with industry leaders to develop endpoint devices for non-utility applications. See "-- Business Strategy -- Form Strategic Relationships."

MICROCELL CONTROLLERS. A MicroCell Controller is a device which is mounted on a utility pole or other fixed location in the center of a microcell and which collects and routes data from all of the endpoints in the microcell to the System Controller via the wide area network. The number of endpoint devices in each microcell depends on a number of factors, including topography and population density. In addition to functioning as a router, the MicroCell Controller is an intelligent node in the distributed control system and has a powerful microprocessor which enables it to perform data storage, packet routing and voltage and power outage monitoring for endpoint devices in its microcell area. Each MicroCell Controller also has extensive network management capabilities which permit new endpoint devices to be added automatically without interfering with the handling of data from existing endpoints. This architecture allows CellNet to significantly reduce the cost of the endpoint device itself and increases the potential data throughput of an entire network, as the intelligent processing is performed at the MicroCell Controller level. The MicroCell Controller communicates with the endpoint devices in its microcell in the 902-928 mHz band, which is an unlicensed portion of spectrum.

CELLMASTERS. A CellMaster generally communicates with anywhere from 50 to 200 MicroCell Controllers and Remote Terminal Units over an area typically covering approximately 20-75 square miles (2.5-5-mile radius). The coverage area can vary substantially depending upon the deployment techniques employed. Each CellMaster incorporates network management software which manages traffic scheduling, radio frequency power controls and signal monitoring. CellMasters are built with redundant hardware, are ruggedly constructed for extreme weather, and can perform automatic switchovers between system components in case of failure. The wide area networks covering specific service areas are composed of a number of CellMaster units. A CellMaster communicates with the MicroCell Controllers using a radio link in the 928/952 mHz band, which is a licensed portion of spectrum.

                                   13 CELLNET

REMOTE TERMINAL UNITS. Remote Terminal Units monitor and operate equipment at specific points in an electric utility's distribution system. CellNet integrates a two-way radio device into Remote Terminal Unit equipment manufactured for a utility by other parties, which enables remote operation of these Remote Terminal Units. By providing a means of remote monitoring and controlling of power distribution equipment, CellNet's system enables utilities to monitor and control circuit breakers, monitor the load on transformers, control circuits to isolate faults on feeder power lines, and switch automatically among capacitor banks to provide constant voltage levels.

SYSTEM CONTROLLERS. The System Controller provides the link to the client's corporate data network and serves as the network management platform. The System Controller consists of a cluster of UNIX-based workstations operating over a network using standard TCP/IP protocols. Such a configuration is extremely scaleable as it can be expanded to meet system requirements simply by adding additional workstations. The System Controller supports a variety of radio-based and leased line data links to each CellMaster in the network. These links are redundant for added reliability. The System Controller enables CellNet's system operator, who manages the network for CellNet's clients, to manage traffic, monitor performance and configure network devices. At the network systems operations center, the System Controller provides customized gateways to integrate with client data systems. As non-utility applications are deployed, CellNet may integrate additional server devices to manage such non-utility applications at the System Controller level.

CellNet's network equipment, MicroCell Controllers, CellMasters and System Controllers are equipped with back-up batteries and continue to operate in the event of a power outage.

CellNet also operates the CellNet Central Operations Room at its California facilities which monitors performance of all regional System Controllers and is able to assume operations of the regional networks if the local System Controller experiences a failure. CellNet operates a private national data network to link these regional sites using third-party carrier services.

SYSTEM SOFTWARE. CellNet believes that one of its key enabling technologies is the software which facilitates operation of a large-scale network meter reading system. While certain "off-the-shelf" networking approaches work well on a limited scale in a wireline environment with expensive computers and workstations, the ability to operate in a wireless environment under extreme conditions at low cost has required the development of a sophisticated network architecture. CellNet's network solution is based on distributed computing and messaging technologies which enable intelligence to be decentralized and ensure efficient use of spectrum. The CellNet Radio Network Operating System ("R(-)NOS") is a proprietary system that provides sophisticated network communication services between the System Controller and the CellMaster units, Remote Terminal Units, MicroCell Controllers and endpoint devices. It is a scaleable system that has been specifically designed to ultimately handle millions of endpoints in a single regional network. Extensive real-time diagnostic and network management features manage traffic, monitor system performance and enable network configuration as data is collected and delivered to users. The CellNet R(-)NOS is able to maintain fast response times and system capacity by distributing a significant portion of the network's computing power at the MicroCell Controller level.

The R(-)NOS offers the benefits of incrementally adding processing power as well as supporting remote operations required for backup operations. As such, an entire regional system can be switched quickly from one System Controller to another in the event of failure. The CellNet R(-)NOS is also able to segregate network data from multiple non-utility applications and provide such data to non-utility clients over additional database interfaces. Each CellNet system is customized with application-specific gateways which enable the interface between the System Controller and the client's existing corporate data systems. CellNet has delivered gateways to support the data requirements for billing automation, electric distribution automation, customer service call center automation and load management programs. The flexibility provided by this R(-)NOS architecture will enable the system to offer services for many new applications unrelated to network meter reading services such as distribution automation and non-utility applications. By building on a general

                                   14 CELLNET
network capability CellNet can extend its services to many other utility and non-utility services without incurring significant costs of redesigning the underlying communications architecture. Each new application is expected to be added with only incremental development, which will be focused primarily on application-specific endpoint devices and system gateways. Furthermore, since its design is independent of the specific endpoint radio devices, CellNet believes that this architecture can evolve to incorporate future advances in wireline and wireless communications. CellNet has made a substantial commitment to establishing a strong competitive position, having invested several years in the design, development and testing of its system.

EFFICIENT SPECTRUM UTILIZATION. CellNet's network components utilize both licensed and unlicensed radio frequency bands. The CellNet wide area network operates in the 928/952 mHz frequencies which are licensed by the FCC in 25 or
12.5 kHz channel bandwidths for full duplex operation and point-multipoint data services. CellNet has developed a proprietary technology, subject to issued and pending patents, which permits a narrowband radio system to derive 19 subchannels from a single 25 kHz channel. By reusing subchannels in a manner similar to that used by cellular phone systems, CellNet believes it can grow a system to cover a large region and expand capacity incrementally as needed. As a result, CellNet is able to operate its wide area networks in the spectral equivalent of approximately a single voice channel. As of December 31, 1998, CellNet has obtained 154 spectrum licenses in 54 of the top 60 Metropolitan Statistical Areas and Consolidated Metropolitan Statistical Areas. CellNet believes that it will be able to obtain additional spectrum as required although it may not be able to do so at low cost, particularly if such spectrum becomes subject to auction as has been recently proposed by the FCC.

MANUFACTURING AND OPERATIONS

CellNet currently outsources the manufacture and assembly of its high volume, low cost equipment such as endpoint radio devices and a portion of its lower volume, more complex equipment, including MicroCell Controllers. CellNet's supply strategy is to leverage the size and production capabilities of key suppliers to take advantage of manufacturing economies of scale, reduce component pricing through bulk purchasing and obtain access to manufacturing capacity and resources to meet highly variable production requirements.

CellNet presently focuses its limited internal manufacturing resources on final assembly and testing of its CellMasters and those MicroCell Controllers that it does not already outsource. CellNet assembles these network components, then custom configures and tests such components to meet stringent utility industry field equipment standards. Samples of all products, whether internally or externally built, are thermally and electrically stress-tested to measure product quality and reliability. Test results are used both to monitor production quality and to provide information to CellNet's development organization for further design enhancements.

CellNet has developed and is continuing to improve a high-volume, low-cost process to retrofit electric utility meters with endpoint radio devices. CellNet's proprietary system for retrofit information management analyzes operating data, generates reports, and provides this information to customers for inclusion in their databases. CellNet presently installs its endpoint radios on both new and previously installed electric meters at its retrofit facility in Kansas City, Missouri. Similar regional retrofit centers may be established as needed to meet the network installation requirements under new services agreements. In addition, certain meter manufacturers are installing CellNet meter radios on new meters as a part of their meter manufacturing process.

CellNet's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. CellNet relies on sole and limited source vendors and subcontractors for certain subassemblies and components which involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality

                                   15 CELLNET
and cost. See "Risk Factors That May Affect Future Operating Performance -- CellNet Depends on Third-Party Manufacturers and Faces Risks Associated with Component Shortages."

SYSTEM DEPLOYMENT AND OPERATION

For each of its network deployments, CellNet provides full implementation services to its clients, including system design, site selection, frequency licensing, equipment installation, software modification, systems integration and project management.

The modular design of the CellNet system and the efficient size of its components facilitate inexpensive deployment of scaleable networks. Most of the system components have been designed to fit on utility power poles or, where necessary, on buildings or other structures. The majority of the network is simply "plugged in" as the newly retrofitted meters replace existing meters. Endpoint radio devices are installed on gas and water meters without interruption in service by affixing the device (containing a radio, a long-life battery and new register dials) at the meter register. The MicroCell Controllers take typically less than two hours each to physically install and the CellMasters one or two days to physically install, providing a network which can be deployed swiftly and efficiently. The system is also scalable because of its cellular design, thereby allowing adequate coverage regardless of the size of the service area.

Field engineering teams are responsible for the installation and deployment of all of CellNet's networks. Once a services contract has been signed, CellNet places a local project manager in charge of the installation. The project manager hires local personnel, coordinates activities with various departments within the utility, and draws on CellNet's corporate staff to perform specialized services, such as radio frequency network design, system software installation and integration, training of local systems administration personnel, FCC licensing requirements, and remote systems monitoring.

CellNet's local personnel are responsible for radio frequency engineering and site testing, site selection, routine software administration and maintenance, selection and training of subcontractors, coordination of meter retrofitting, materials handling, and office administration. During the two to four-year installation phase of each saturation deployment project, local personnel for the project employed by CellNet typically number from twenty to fifty people (for deployments the size of KC Power & Light and AmerenUE), depending on the size and anticipated speed of each deployment. Meter changeout and system equipment installations are generally carried out by subcontractors and certain other system deployment tasks may be subcontracted from time to time as well.

CellNet also intends to provide substantial customer support, including on-going field support and critical centralized network support functions through regional network control centers. Currently, CellNet is providing sophisticated network monitoring from its facilities in California.

SALES AND MARKETING

CellNet has organized its sales and marketing efforts based on utility and non-utility network applications. For its utility segment, CellNet's initial target market includes the larger Metropolitan Statistical Areas and Consolidated Metropolitan Statistical Areas in the United States which represent a large majority of the meters in the United States. CellNet is also pursuing selected utilities outside the larger Metropolitan Statistical Areas and Consolidated Metropolitan Statistical Areas. CellNet has a sales and marketing organization of 63 persons with a mix of utility and information technology sales backgrounds, several of whom have extensive experience in the electric utility industry. Regional sales professionals are supported by corporate specialists in the areas of metering, systems integration, and deployment.

CellNet intends to concentrate its marketing efforts for non-utility applications on industry-leading providers of products and services that would benefit from CellNet's low-cost wireless network. CellNet is working with leading manufacturers

                                   16 CELLNET
and applications developers to promote and develop products and services that utilize CellNet's networks. See "-- Business Strategy -- Promote Development of Non-Utility Applications (Commercial Data Services)." CellNet expects that the manufacturers and developers of such products and services would market such products and services to end users.

CellNet has established a team of market managers for the development of new business opportunities. This team develops business concepts that are enabled by CellNet's services, pursues market research to validate these concepts and identifies potential alliances that will be required to create the products and services. This team is composed of individuals with backgrounds in marketing, product management and consumer products.

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

CellNet's wide area network radio system has been developed using advanced digital signal processing techniques and a radio frequency system architecture that enables CellNet to create a complete digital cellular system in approximately a single 25 kHz voice channel. This technology is based on narrowband modulation and compression of many subchannels into a single channel. Extremely stable frequency control is required to preserve system performance. CellNet's system of frequency control is the subject of several issued patents claims. In addition, the efficiency of the frequency protocol utilized by the CellMaster is determined in part by its ability to recover short burst transmissions from a Remote Terminal Unit or MicroCell Controller. The CellMaster's burst data recovery process is also the subject of an issued patent's claim.

The spread spectrum radio technology utilized in the CellNet local area network has been licensed to CellNet by Axonn Corporation and an affiliate of Axonn (together, "Axonn"). The Axonn spread spectrum technology, which is subject to a number of patents, is a low-cost radio system which offers the price/performance relationships that CellNet believes are required for a commercially-feasible telemetry network. Under its licenses from Axonn, CellNet has acquired an exclusive right to use Axonn spread spectrum technology in the utility distribution and service market and an exclusive right to provide services for other applications outside the utility market through the CellNet system architecture. CellNet's right to provide fire and security applications based upon Axonn's technology is not exclusive under these licenses. The Axonn licenses do not expire by their terms until the last to expire of any of the patent rights underlying such licenses which will occur not earlier than March 21, 2014. Up to that time, as each patent licensed under the Axonn licenses expires, the technology underlying such patent will become freely available in the public domain. In an action filed by an affiliate of Axonn against Cargill, Inc. and other defendants in the U.S. District Court for the Northern District of California for, among other matters, alleged infringement of certain patents underlying Axonn's spread spectrum technology, the court on August 8, 1997 granted the Cargill defendants' motion for summary adjudication holding that such patents were invalid and unenforceable because they had expired for failure to pay the required amount of maintenance and issue fees. The Axonn affiliate appealed the decision. In the interim, based upon a Court of Appeals ruling in another case (DH Technology v. Synergystex International), the U.S. patent office has accepted Axxon's tender of late payment, which suggests that the disputed patents may no longer be treated as expired. While such patents are included in CellNet's license of the Axonn spread spectrum technology, CellNet does not believe that the ultimate outcome of the Axxon case would have a material adverse impact on CellNet's business, operating results, financial condition and cash flows.

                                   17 CELLNET

CellNet has developed a proprietary approach to transmitting metering information which allows the local area network to accumulate time of use, demand and load profile data. CellNet's protocols and data transmission methods are incorporated in its proprietary software imbedded in its products ("firmware"). During the development and test deployments of the CellNet wide area network and local area network radio systems, CellNet has accumulated substantial information regarding cellular and microcellular radio systems. This information is being used to develop modeling and planning tools which assist CellNet in the deployment and operation of complex radio frequency systems.

CellNet's success will depend in part on its ability to maintain copyright and patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. See "Risk Factors That May Affect Future Operating Performance -- Risks Associated with the Uncertainty of Protection of Copyrights, Patents and Proprietary Rights."

RESEARCH AND DEVELOPMENT

CellNet has steadily increased its research and development efforts over the past several years and expects to continue to spend a significant portion of its resources on these activities for the foreseeable future. CellNet spent $30.2 million, $27.5 million, and $25.4 million for research and development in 1998, 1997 and 1996, respectively. CellNet presently employs more than 131 software and hardware engineers and other professional staff in these efforts and contracts with a number of highly-specialized outside consultants for additional services as required. The focus of CellNet's research and development efforts in the past has been on the continued development of the radio hardware, spread spectrum radio protocols, intelligent base stations (CellMasters and MicroCell Controllers), extensive software code, database capacity and other elements required for a flexible, high-capacity wireless data communications network capable of processing data from several million endpoints on a real-time basis at a low cost. CellNet expects that the focus of future research and development will be to make further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to lower the cost of system equipment over time and, working with other companies, to expand the scope of utility and non-utility services that may be offered on the system. CellNet's future success will depend, in part, on CellNet's success in these development projects which will require continued substantial investments. See "Risk Factors That May Affect Future Operating Performance -- Risks Associated with Technological Performance and Buildout of the System; Rapid Technological Change and Uncertainty."

As part of CellNet's research and development efforts, CellNet has worked closely with current and potential customers in conducting pilot trials for non-utility applications and jointly developing system specifications and requirements.

COMPETITION

The emerging market for utility network meter reading systems, the deregulation of the electric utility industry and the potential market for other applications accessible once a common infrastructure is in place, have led electronics, communications and utility product companies to begin development of various systems, some of which currently compete, and others of which may in the future compete, with the CellNet system. Deregulation will likely cause competition to increase. CellNet believes its only significant direct competitor in the marketplace at the present time is Itron, an established manufacturer and seller of hand-held and drive-by automatic meter reading equipment to utilities. Itron is currently providing to customers its Genesis-TM- system, a wireless radio network marketed as similar to CellNet's for meter reading purposes.

There are other potential competitors in the marketplace, although none of them currently has a large commercially deployed system. Mtel has announced that it intends to adapt its technology to carry data from local area networks operated by third parties who would offer residential services similar to network meter reading some time in 1999, with

                                   18 CELLNET
the development of endpoint radios and network management capabilities being left to other independent companies. Whisper Communications now offers its True 2 Way-TM- fixed-based radio frequency architecture communications technology for automated meter reading and other services and has several trials and one deployment underway. Metricom, a provider primarily of subscriber-based, wireless data communications for users of portable and desktop computers, is currently involved in the automated meter reading market through trials with Whisper Communications. Schlumberger is working with a number of companies including CellNet, to conduct pilot trials of utility network automation systems. Other wireless communications providers who have entered the market for utility and commercial data services include cellular control channel companies such as Cellemetry and Aeris Communications. These companies offer low bandwidth services that compete with some of CellNet's metering applications. Several companies are offering telephone-based network automated meter reading services or equipment. Among these are Teldata, Inc. and American Innovations. Bell South Wireless (formerly, Ram Mobile Data) offers data services that may compete with a variety of CellNet's data services. Established suppliers of equipment, services and technology to the utility industry, such as Asea Brown Boveri and General Electric, could expand their current product and service offerings so as to compete directly with CellNet although they have not yet done so. Communications or technology companies may also seek to adapt new or existing technology to serve this market.

Many of CellNet's present and potential future competitors have significantly greater financial, marketing, technical and manufacturing resources, name recognition and experience than CellNet. There may be many potential alternative solutions to CellNet's network meter reading services. CellNet's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services than CellNet. While CellNet believes its technology is widely regarded as competitive at the present time, there can be no assurance that CellNet's competitors will not succeed in developing products or technologies that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if CellNet achieves significant success it could draw additional competitors into the market.

Traditional providers of wireless services may in the future choose to enter CellNet's markets. However, such telecommunications applications are not well suited for use in network meter reading or similar applications given certain technical challenges and economic costs such as high embedded spectrum costs. Such existing and future competition could materially adversely affect the pricing for CellNet's services and CellNet's ability to sign services contracts and maintain existing agreements. Competition for services relating to non-utility applications may be more intense than competition for utility network meter reading services, and additional competitors may emerge as CellNet continues to develop non-utility applications. There can be no assurance that CellNet will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on CellNet's business, operating results, financial condition and cash flows.

CellNet believes the principal competitive factors for network meter reading services include price, quality of service, system functionality and capacity for frequent readings, reliability, and ease of installation. CellNet believes it competes favorably in these areas. In particular, CellNet believes that it is the leading developer of large-scale network-based network meter reading system capable of simultaneously collecting, processing, transporting and sharing data from millions of endpoints on an efficient and timely basis.

                                   19 CELLNET

SPECTRUM REGULATION

CellNet's network equipment uses radio spectrum and as such, is subject to regulation by the FCC. CellNet's network equipment uses both licensed radio spectrum allocated for multiple address radio system operations in the 928/952 MHz band, and unlicensed spectrum in the 902-928 MHz band. In order to obtain a license to operate CellNet's network equipment in the 928/952 MHz band, license applicants may need to obtain a waiver of various sections of the FCC's rules. There can be no assurance that CellNet will be able to obtain such waivers on a timely basis or to obtain them at all. In addition, as the amount of spectrum in the 928/952 MHz band is limited, issuance of these licenses is contingent upon the availability of spectrum in the area(s) for which the licenses are requested. CellNet might not be able to obtain licenses to the spectrum it needs in every area in which it has prospective customers. The FCC's current rules, subject to a number of limited exceptions, permit third parties such as CellNet to operate on spectrum licensed to utilities to provide other services. CellNet plans to use these provisions of the FCC's rules to expand its CellNet system. The FCC has the authority to amend its rules at any time and such changes could have a material adverse effect on CellNet's spectrum utilization strategy. See "Risk Factors That May Affect Future Operating Performance -- CellNet Depends on its Access to Radio Frequency Spectrum, which may be Affected by Regulation by the FCC."

EMPLOYEES

As of December 31, 1998, CellNet had 856 employees, including 131 in product development, 153 in materials and manufacturing, 63 in sales and marketing, 463 in field service and support, and 46 in administration. None of CellNet's employees is currently represented by a labor union. CellNet believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

CellNet's administrative, sales and marketing, product development and production facilities are located in San Carlos, California, where CellNet leases approximately 107,000 square feet in three buildings under lease and sublease agreements expiring in December 2000. Subsidiaries of CellNet lease approximately 141,000 square feet of additional warehouse, manufacturing and office space to support field operations in California and various other states. CellNet anticipates that it will be able to acquire additional space as required for its operations on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

In October 1996, Itron, one of CellNet's competitors, filed a complaint against CellNet in the Federal District Court in Minnesota alleging that CellNet infringed an Itron patent which was issued in September 1996. Itron sought a judgment for damages, attorneys fees and injunctive relief. On January 28, 1999, the Court ruled in favor of CellNet that, as a matter of law, CellNet's system did not infringe the Itron patent. The Court also ruled in favor of Itron that the Itron patent was valid against certain prior art. These rulings are subject to possible appeal by either or both of the parties. CellNet has not yet determined its course of action in this regard. CellNet believes that the ultimate outcome of the lawsuit is not expected to have a material adverse effect on CellNet's business, operating results, financial condition and cash flows.

In April 1997, CellNet filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electronic meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. CellNet sought an injunction, damages and other relief. On November 2, 1998, the Court ruled that Itron's patent does not infringe upon CellNet's Patent No. 4,783,623. CellNet recently filed its notice of appeal in this action.

The consolidated complaint of Jere Settle and Karen Zully v. John M. Seidl, et al., No. 398464, filed in the Superior Court of California for the County of San Mateo, is a purported class action on behalf of CellNet's stockholders against CellNet,

                                   20 CELLNET
certain of its officers and directors and underwriters of CellNet's initial public offering seeking unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which CellNet issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that CellNet was obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. The complaint was dismissed on February 9, 1998, without leave to amend. Plaintiffs filed an appeal in the California Court of Appeal, which is pending. In the opinion of CellNet, the ultimate outcome of the appeal is not expected to have a material adverse effect on CellNet's business, operating results, financial condition and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                   21 CELLNET

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CellNet's Common Stock is traded on the Nasdaq National Market under the symbol "CNDS." The following table sets forth, for the periods indicated, the range of the low and high sales prices for CellNet's Common Stock as reported on the Nasdaq National Market.

--------------------------------------------------------------------------------------------

                                                                             HIGH        LOW
--------------------------------------------------------------------------------------------

Fiscal 1997

    First Quarter                                                       $  14.875  $   7.125

    Second Quarter                                                         12.750      6.750

    Third Quarter                                                          13.125     10.500

    Fourth Quarter                                                         12.750      7.375
--------------------------------------------------------------------------------------------

Fiscal 1998

    First Quarter                                                       $  10.250  $   7.438

    Second Quarter                                                         14.063      9.125

    Third Quarter                                                           9.938      5.313

    Fourth Quarter                                                          7.031      4.375
--------------------------------------------------------------------------------------------

Fiscal 1999

    First Quarter (through March 15, 1999)                              $   8.875  $   5.000
--------------------------------------------------------------------------------------------

As of March 15, 1999, there were approximately 1,414 holders of record of CellNet's Common Stock. On March 15, 1999, the last reported sale price on the Nasdaq National Market for the Common Stock was $5.750. The market for CellNet's Common Stock is highly volatile. See "Risk Factors That May Affect Future Operating Performance -- CellNet's Common Stock Price is Volatile."

CellNet has not declared or paid any dividends on its capital stock since its inception. CellNet currently anticipates that it will retain all of its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, CellNet's existing financing arrangements restrict the payment of any dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with CellNet's Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The consolidated statement of operations data for the years ended December 31, 1998, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements included herein. The consolidated statement of operations data for the years ended December 31, 1995 and 1994 and the consolidated balance sheet data at December 31, 1996, 1995 and 1994 are derived from audited consolidated financial statements not included herein.

                                   22 CELLNET

(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                      1998      1997      1996      1995     1994
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
------------------------------------------------------------------------------------------------------------------------

  Revenues                                                              $  13,009  $  5,842  $  1,669  $  2,126  $ 1,651

  Costs and expenses:

  Cost of revenues                                                         31,699    18,907     8,429     4,965    1,109

  Research and development                                                 30,197    27,524    25,394    20,883    9,091

  Marketing and sales                                                      11,988    10,148     6,021     4,114    3,179

  General and administrative                                               17,926    15,670    12,036     6,258    2,353

  Depreciation and amortization                                            18,449    11,973     6,123     2,295      992
------------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                  110,259    84,222    58,003    38,515   16,724
------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                      (97,250)  (78,380)  (56,334)  (36,389) (15,073)

Equity in loss of unconsolidated affiliate                                 (2,851)   (2,834)       --        --       --

Other income (expense), net                                               (36,430)  (21,252)  (16,355)   (4,564)     441
------------------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes, dividends and accretion on preferred securities and extraordinary loss on early extinguishment
  of 1995 Senior Notes                                                   (136,531) (102,466)  (72,689)  (40,953) (14,632)

Provision for income taxes                                                      4         1         5         3        2
------------------------------------------------------------------------------------------------------------------------

Loss before dividends and accretion on preferred securities and
  extraordinary loss on early extinguishment of 1995 Senior Notes        (136,535) (102,467)  (72,694)  (40,956) (14,634)

Dividends and accretion on preferred securities                            (4,951)       --        --        --       --
------------------------------------------------------------------------------------------------------------------------

Loss before extraordinary loss on early extinguishment of 1995 Senior
  Notes                                                                  (141,486) (102,467)  (72,694)  (40,956) (14,634)

Extraordinary loss on early extinguishment of 1995 Senior Notes                --   (11,417)       --        --       --
------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stockholders                              $(141,486) $(113,884) $(72,694) $(40,956) $(14,634)
------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share:

Before extraordinary loss on early extinguishment of 1995 Senior Notes  $   (3.40) $  (2.59) $  (6.08) $ (13.93) $(13.02)

Extraordinary loss on early extinguishment of 1995 Senior Notes                --     (0.29)       --        --       --
------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stockholders                              $   (3.40) $  (2.88) $  (6.08) $ (13.93) $(13.02)
------------------------------------------------------------------------------------------------------------------------

Shares used in computing earnings per share                                41,632    39,506    11,963     2,939    1,124
------------------------------------------------------------------------------------------------------------------------

                                   23 CELLNET

(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------

DECEMBER 31,                                                                1998      1997      1996      1995      1994
------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET DATA:
------------------------------------------------------------------------------------------------------------------------

Cash, cash equivalents and short-term investments                       $ 86,233  $148,058  $178,875  $143,797  $ 24,508

Restricted cash                                                           17,984        --        --        --        --
------------------------------------------------------------------------------------------------------------------------

Total assets                                                             344,062   293,985   259,551   184,306    31,809

Long-term obligations, including current portion                         349,187   269,551   207,852   183,348       546

Mandatorily redeemable preferred securities of subsidiary holding
  solely Company preferred stock                                         106,191        --        --        --        --

Series CC redeemable convertible preferred stock                              --        --        --    29,486    29,486

Total stockholders' equity (deficit)                                    (137,496)    2,264    40,245   (38,103)   (1,564)
------------------------------------------------------------------------------------------------------------------------

                                   24 CELLNET

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS ITEM CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. CELLNET'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE" HEREUNDER AND ELSEWHERE IN THIS REPORT.

OVERVIEW

CellNet intends to deploy and operate a series of wireless data communications networks pursuant to services agreements with utilities and other parties including new power market participants to earn recurring revenues by providing network meter reading services and to use the networks to support a variety of non-utility applications. CellNet employs two basic strategies in the deployment of its networks -- saturation deployments for providing network meter reading services to existing utilities, and broad deployments for providing network meter reading services to other parties including new power market participants. Under CellNet's saturation deployment strategy, CellNet builds out its wide area network and local area network concurrently in order to cover virtually every meter in a utility's designated service area. The saturation deployment strategy has proven effective because it allows coverage of all of the energy consumers in those service areas. Under CellNet's broad deployment strategy, CellNet first deploys its wide area network in service areas where the largest consumers of energy are located and where energy consumers and other power market participants are most likely to value CellNet's services and/or to concentrate their marketing efforts. As contracts for the provision of network meter reading services are obtained, CellNet builds out its local area network on an incremental basis as necessary to service those customers or for advanced coverage of certain areas. Both the local area network and wide area network can be further expanded incrementally as additional business outside the existing coverage areas is obtained. Broad deployment offers energy service providers who lack the established utilities' designated geographical customer bases the flexibility to build as they grow or to pursue particular market niches. It also offers established utilities who are not yet prepared to commit their resources to a long-term saturation deployment project the opportunity to cover a portion of their customers initially and to increase coverage in their service areas over time, potentially to all of their meters. By using networks deployed under either strategy, CellNet is also able to offer (i) network meter reading services directly to energy consumers, to the extent that the information is not being made available to them by their own utility or energy service provider,
(ii) network meter reading services which monitor sub-meters for industrial and commercial customers which desire to monitor the energy consumption of particular heating, ventilation and air conditioning systems, individual manufacturing processes or pieces of equipment and individual departments, and
(iii) a range of non-utility wireless data communication services for such applications as home security, remote status monitoring of vending machines, office equipment and parking meters, and remote control of traffic lights.

CellNet's business strategy has affected and will continue to affect its financial condition and results of operations as follows:

COMPOSITION OF REVENUES. CellNet derives substantially all of its revenues from fees earned under services agreements related to its wireless communications networks. Under CellNet's existing services agreements with utilities, CellNet receives monthly network meter reading service fees based on the number of endpoint devices that are in revenue service during the applicable month.

UNEVEN REVENUE GROWTH. The timing and amount of CellNet's future revenues will depend upon its ability to obtain additional services agreements with utilities and other parties including new power market participants and upon CellNet's ability to deploy and operate successfully its wireless communications networks for utility and non-utility applications. New services agreements are expected to be obtained on an irregular basis, and there may be prolonged periods during which CellNet does not enter into any additional services agreements or other arrangements. As a result,

                                   25 CELLNET

CellNet expects that its revenues will not grow smoothly over time, but will increase unevenly as CellNet enters into new services agreements and other commercial relationships, and may decrease sharply in the event that any of its existing services agreements are terminated or not renewed. See "Risk Factors That May Affect Future Operating Performance -- CellNet's Future Revenues are Uncertain; -- CellNet's Success Depends Upon its Entering into Additional Services Contracts; and -- CellNet Expects its Operating Results to Significantly Fluctuate."

UNCERTAINTY OF MARKET ACCEPTANCE. CellNet's future revenues will depend on the number of new services agreements with established utilities and other parties including new power market participants and on the amount of network meter reading services to be provided thereunder. CellNet's existing revenues principally arise from established utilities. During 1998, 92% of CellNet's revenues were derived from its contracts with KC Power & Light, AmerenUE and N. States Power. During 1997, approximately 88% of CellNet's revenues were derived from its contracts with KC Power & Light and AmerenUE. The utility industry is historically characterized by long purchasing cycles and cautious decision making, and purchases of CellNet's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase CellNet's services to date. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established utilities, CellNet believes that implementation of utility deregulation will ultimately accelerate the utility decision-making process. CellNet believes that it will enter into additional services contracts with other utilities and other parties including new power market participants, as well as expand its contracts with current network customers; however, if CellNet's services do not gain widespread industry acceptance, its revenues would not increase significantly after services contracts for existing network systems have been fully installed.

With the advent of utility industry deregulation, CellNet is seeking opportunities to provide its network meter reading services to other parties including new power market participants. CellNet believes it is well positioned to offer competitive advantages to established utilities and other parties including new power market participants. CellNet has entered into several contracts with new power market participants and others for the provision of network meter reading services. However there can be no assurance that CellNet will be able to enter into contracts covering a sufficient number of meters to recoup its costs of deployment, on terms favorable to CellNet, or at all. CellNet also anticipates that, under contracts with new power market participants, it would build out its networks, at least in part, before the capacity is fully committed. For these reasons, CellNet's ability to obtain financing for the capital expenditures associated with these contracts may be limited, although CellNet also believes that it will be able to defer a significant portion of the capital expenditures by building out its networks incrementally as needed, and that the new power market participants would lease or acquire the endpoints from CellNet, reducing CellNet's costs. CellNet also anticipates that its contracts with new power market participants and other parties will be shorter-term than those it has entered into with established utilities, and may therefore not fully cover the costs of network build-out and associated operating costs. CellNet intends to reduce this risk by marketing its services to a wide range of new power market participants and other parties, but there can be no assurance that CellNet will be successful in such marketing efforts, or that the new power market participants or other parties will be successful in capturing any significant share of the energy service market.

CellNet's long-term business plan contemplates the generation of a significant percentage of future revenues from non-utility services. CellNet believes its future ability to service its indebtedness and to achieve profitability will be affected by its success in generating substantial revenues from such additional services. CellNet currently has no services contracts which provide for the implementation of such services, and CellNet has not yet deployed such services on a commercial scale. In addition, unless CellNet is successful in deploying its wireless networks in targeted service areas, CellNet may not be able to offer any such services in such areas or may be able to offer these services only on a limited basis.

                                   26 CELLNET

REVENUES LAG NETWORK DEPLOYMENT. CellNet expects to realize network service revenue under a services agreement with a utility or new power market participant only when a portion of the network is installed and they have begun billing their customers based upon the network meter reading data obtained. CellNet expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed CellNet's capital investments and expenses incurred to deploy such network for several years. As of December 31, 1998, CellNet had approximately 4,008,000 meters under long-term contracts and has a potential 500,000 meters under an agreement with C3 Communications, of which approximately 1,770,000 meters were in revenue service. As additional segments of CellNet's networks are installed and used by its customers for billing purposes, CellNet expects to realize a corresponding increase in its network service revenues. However, if CellNet is able to deploy successfully an increasing number of networks over the next few years, the operating losses created by this lag in revenues, the negative cash flow resulting from such operating losses, and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating the additional networks.

IMPACT OF RAPID EXPANSION. CellNet will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. CellNet has incurred substantial operating losses since its inception and, as of December 31, 1998, had an accumulated deficit of $423.1 million. CellNet does not expect significant revenues relative to anticipated operating costs during 1999 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands and installs additional networks. CellNet does not expect positive cash flow after capital expenditures from its network meter reading services operations for several years. CellNet will require substantial capital to fund operating cash flow deficits and capital expenditures for the foreseeable future and expects to finance these requirements through significant additional external financing. See "Risk Factors That May Affect Future Operating Performance -- History and Continuation of Operating Losses" and "-- Risks Associated with CellNet's Substantial Debt and its Ability to Service the Debt; CellNet's Need for Substantial Future Capital."

INTEREST INCOME. CellNet has earned substantial amounts of interest income on short-term investments of the proceeds of its financing activities. CellNet expects to utilize substantially all of its cash, cash equivalents and short-term investments in deploying its wireless communications networks, in continuing research and development activities related thereto, in related selling and marketing activities and for general and administrative purposes. As such funds are expended, interest income is expected to decrease.

RESULTS OF OPERATIONS

REVENUES

Revenues for the three years ended December 31, 1998, 1997 and 1996 were $13.0 million, $5.8 million and $1.7 million, respectively. During the year ended December 31, 1998, AmerenUE, KC Power & Light and N. States Power accounted for approximately 49%, 28% and 15% of CellNet's revenues, respectively. During 1997, KC Power & Light and AmerenUE accounted for approximately 47% and 41% of CellNet's revenues, respectively. During 1996, KC Power & Light and AmerenUE accounted for 69% and 21% of CellNet's revenues. The increase in revenues from year-to-year resulted primarily from increases in network service revenues, consistent with the increase in the number of installed, revenue-generating meters. CellNet's network service revenues for the years ended December 31, 1998, 1997 and 1996 were $11.2 million, $5.1 million and $1.2 million, respectively.

                                   27 CELLNET

CellNet generally realizes service revenues under its services agreements only when its networks or portions thereof are successfully installed and operating and its clients begin billing their own customers or begin using the network meter reading services provided. Revenues are expected to increase as CellNet continues to install its networks, the networks or portions thereof become operational, and its clients begin billing their own customers or begin using the network meter reading services provided. CellNet expects to have product sales associated with certain network meter reading deployments. Such sales could be material to CellNet's revenues, although no assurance can be given in this regard. Due primarily to the nature, amount and timing of revenues received to date, no meaningful year-to-year comparisons can be made. Revenues received during the years ended December 31, 1998, 1997 and 1996, respectively, are not reliable indicators of revenues that might be expected in the future.

COST OF REVENUES

For the years ended December 31, 1998, 1997 and 1996, cost of revenues primarily consisted of network operations costs. Cost of revenues was $31.7 million, $18.9 million and $8.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in cost of revenues from year-to-year was driven by increasing costs of providing network services to support the roll-out of new and existing networks. Cost of network operations consists of labor costs and associated costs necessary for network monitoring operations, network deployment management and customer training. Cost of network operations also includes the increased installation, applications and radio frequency engineering staffing to support anticipated additional utility contracts. Network operations do not currently generate a profit as CellNet has not yet achieved a scale of services sufficient to cover network costs. CellNet will incur significant increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation and miscellaneous maintenance and operating expenses.

OPERATING EXPENSES

Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses, were $78.6 million, $65.3 million and $49.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in operating expenses on a year-to-year basis is attributable to CellNet's rapid growth and to increasing research and development, marketing and sales and general and administrative expenditures and increasing depreciation and amortization expense. CellNet expects to moderately reduce its spending on research and development activities in the coming year. Marketing and sales costs are expected to increase moderately over current levels as CellNet continues its efforts to sign new service agreements. General and administrative costs are expected to increase over time in line with CellNet's expected growth and are expected to increase moderately for the next few years in connection with the installation of a new enterprise information system which commenced in the second quarter of 1998. Depreciation and amortization expense is expected to grow as a result of increased additions to networks, property and leasehold improvements.

RESEARCH AND DEVELOPMENT. Research and development expenses are attributable largely to continuing system software, firmware and equipment developments costs, prototype testing, personnel costs, consulting fees and supplies. Research and development costs are expensed as incurred. CellNet's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as CellNet believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses were $30.2 million, $27.5 million and $25.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, net of technology migration expenses reimbursable by BCN Data Systems, L.L.C. of $245,000 and $2.8 million, for the years ended December 31, 1998 and 1997, respectively. No expenses were reimbursable by BCN in 1996. Research and development spending increases in 1998 over 1997 primarily reflect additions to CellNet's engineering staff and the continued

                                   28 CELLNET
expenditure for technology migration without a corresponding reimbursement by BCN in 1998. Increases in research and development spending in 1997 over 1996 reflect additions to CellNet's engineering staff and related expenses incurred in 1997. CellNet expects that research and development expenses will decrease moderately in the near term as CellNet's hardware and software products mature.

MARKETING AND SALES. Marketing and sales expenses consist principally of personnel costs, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses were $12.0 million, $10.1 million and $6.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. These expenses have increased from year-to-year due to CellNet's accelerated efforts to sign new services agreements and expenses related to significantly larger advertising programs. CellNet expects marketing and sales expenses to increase moderately in the coming year.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include compensation paid to general management, administrative personnel costs, travel and communications and other general administrative expenses, including fees for professional services. General and administrative expenses for the years ended December 31, 1998, 1997 and 1996 were $17.9 million, $15.7 million and $12.0 million, respectively. The increase in these expenses in 1998 over 1997 resulted primarily from an increase in expenditures for employee incentive compensation of $1.6 million and expenses related to a new enterprise information system of $333,000. The increase in 1997 expenses over 1996 resulted primarily from an increase in professional fees. CellNet expects general and administrative expenses to increase over time in line with expected growth.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $18.4 million, $12.0 million and $6.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. Depreciation and amortization expense is attributable to CellNet's networks, including both equipment manufactured by CellNet and systems partially installed in the field, property and leasehold improvements. Depreciation and amortization expense has increased as a result of increased additions to its networks, property and leasehold improvements year-over-year.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

CellNet accounts for its investment in BCN, which began operations in 1997, using the equity method. In the years ended December 31, 1998 and 1997, CellNet recognized $2.9 million and $2.8 million as its share of BCN's losses, respectively. CellNet expects to recognize increased losses in the future from its share of BCN's losses.

INTEREST INCOME AND EXPENSE

Prior to June 1995, CellNet funded its liquidity needs primarily from the issuance of equity securities. In June and November 1995, CellNet issued and sold a total of $325.0 million aggregate principal amount at maturity of CellNet's 13% Senior Notes due 2005 (the "1995 Notes") and related warrants (the "1995 Warrants") for proceeds, net of issuance costs, of $169.9 million.

On October 2, 1996, CellNet completed an initial public offering (the "Initial Public Offering") in which it sold 5,000,000 shares of its Common Stock at an offering price of $20 per share for aggregate net proceeds of $92.2 million after deducting underwriting discounts and commissions and offering expenses payable by CellNet. In connection with the Initial Public Offering, CellNet also received $1.2 million in proceeds from the cash exercise of the 1995 Warrants (the "Warrant Exercise") to purchase 495,918 shares of CellNet's Common Stock. In addition, on October 2, 1996, CellNet completed certain direct placements (the "Direct Placements") in which it sold 1,579,404 shares of its Common Stock for proceeds of approximately $28.0 million.

                                   29 CELLNET

In September 1997, CellNet issued and sold a total of approximately $654.1 million aggregate principal amount at maturity of 14% Senior Notes due 2007 (the "1997 Notes") and warrants (the "1997 Warrants") for proceeds, net of issuance costs, of $96.3 million. In connection with the issuance of the 1997 Notes, $231.0 million of the issue price for the 1997 Notes and 1997 Warrants was issued in exchange for all of CellNet's 1995 Notes.

In May 1998, a new subsidiary of CellNet, CellNet Funding, LLC ("Funding") completed an offering of Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities") for proceeds net of issuance costs of $106.0 million. The restricted cash at December 31, 1998 of approximately $18.0 million includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which was placed in escrow upon the closing of the offering of the Preferred Securities.

In November 1998, two wholly-owned subsidiaries of CellNet each entered into a revolving line of credit agreement ("the Revolving Credit Agreements") with a group of banks, which provide for borrowings of $60.0 million and $15.0 million, respectively, through December 31, 2007, at which time the Revolving Credit Agreements expire. Borrowings are secured by the wholly-owned subsidiaries' assets, contracts and leases. Borrowings bear interest at the wholly-owned subsidiaries' option at various rates based on the lead bank's prime rate, or margins above the Federal Funds rate or the London Interbank Offer Rate (LIBOR). The wholly-owned subsidiaries pay a commitment fee on the unused portion of their available borrowings under their respective Revolving Credit Agreements.

CellNet has earned interest income on the invested proceeds from these financings. CellNet has also incurred significant interest expense from the amortization of the original issue discount on the 1995 Notes and the 1997 Notes. Interest expense will increase significantly in future periods as a result of the increased accretion of a larger original issue discount balance from the issuance of the 1997 Notes, and from interest and commitment fees incurred from the Revolving Credit Agreements.

Interest income has been and will continue to be received by CellNet from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by CellNet for capital expenditures and operating and other expenses. Interest income is expected to be variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by CellNet in its business. Interest income was $7.5 million, $8.2 million and $7.4 million for the three years ended December 31, 1998, 1997 and 1996, respectively.

No interest on the 1997 Notes is payable prior to April 1, 2003. Thereafter, until maturity on October 1, 2007, interest will be payable semi-annually in arrears on each April 1 and October 1. The carrying amount of the 1997 Notes accretes from the date of issue and CellNet's interest expense includes such accretion. Interest expense on the Revolving Credit Agreements is generally payable quarterly or upon the maturity date of the advance if less than 90 days. Commitment fees on the unused portion of the Revolving Credit Agreements are payable quarterly. Interest expense, net of capitalized interest, was $43.8 million, $29.3 million and $23.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                                   30 CELLNET

PROVISION FOR INCOME TAXES

CellNet has not provided for or paid federal income taxes due to CellNet's net losses. A nominal provision has been recorded for various state minimum income and franchise taxes.

At December 31, 1998, the Company had net operating loss carryforwards of approximately $289.0 million and $149.0 million available to offset future federal and state taxable income, respectively. Such federal carryforwards expire in 2001 through 2013. Such state carryforwards expire in 1999 through 2013. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987. Based upon CellNet's history of operating losses and the expiration dates of the loss carryforwards, CellNet has recorded a valuation allowance to the full extent of its net deferred tax assets.

DIVIDENDS AND ACCRETION ON PREFERRED SECURITIES OF SUBSIDIARY

The Preferred Securities consist of 4.4 million exchangeable preferred securities of Funding that bear a cumulative dividend at a rate of 7% per annum. The net proceeds from the placement of the Preferred Securities, after offering costs, was $106.0 million and will fully accrete to the face value of $110.0 million on June 1, 2010. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, and commenced September 1, 1998. Dividend expense for the year ended December 31, 1998 was $4.7 million. Accretion of the Preferred Securities for the year ended December 31, 1998 was $202,000.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

On September 29, 1997, CellNet exchanged $654.1 million aggregate value at maturity of 1997 Notes and 1997 Warrants for $100.3 million in new proceeds and the extinguishment of its $325.0 million aggregate value at maturity of 1995 Notes. The exchange of the 1995 Notes was accounted for as an early extinguishment of debt, resulting in an extraordinary charge of $11.4 million consisting of the unamortized portion of the debt issuance cost of the 1995 Notes of $4.8 million, $3.5 million attributable to consent fees and other costs related to the extinguishment of the 1995 Notes, and accelerated accretion of interest on the 1995 Notes of $3.1 million.

IMPACT OF THE YEAR 2000

Many currently installed computer systems, software products and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, during 1999, computer systems and software ("Information Technology Systems") and other property and equipment not directly associated with information systems ("Non-Information Technology Systems"), such as elevators, phones, other office equipment used by many companies, including CellNet, its suppliers and customers and its potential suppliers and customers, may need to be upgraded, repaired or replaced to comply with such "Year 2000" requirements.

CellNet is in the process of conducting an internal review of all of its Information Technology Systems and contacting all material software and other suppliers to determine any major areas of exposure of its Information Technology Systems to Year 2000 issues. As a result of the internal review to date, CellNet believes that its wireless data networks, through which it provides network meter reading and other services to its customers, are Year 2000 compliant. In 1998, CellNet decided to replace certain of CellNet's internal legacy corporate information systems that required modification, upgrade or replacement in order to be Year 2000 compliant. Replacement of these systems began during the second quarter of 1998. A majority of CellNet's core financial and reporting systems have already been replaced and CellNet expects to

                                   31 CELLNET
complete the installation of the remainder of these systems in advance of the year 2000. Each of the new systems installed or to be installed has been identified by its supplier as being Year 2000 compliant.

CellNet is also in the process of conducting an internal review of its Non-Information Technology Systems and contacting all material software and other suppliers to determine whether there are or are likely to be any Year 2000 compliance problems.

To date, CellNet has spent an immaterial amount to review and remedy its Year 2000 compliance issues in as much as its internal legacy corporate information systems would have been replaced in any case. CellNet estimates that it will spend approximately $4.0 million for the replacement of its internal legacy corporate information systems, of which $3.1 million was incurred through December 31, 1998, and does not expect to spend any material amounts in completing its Year 2000 review or to remedy any problems that may be found.

CellNet has been informed by most of the suppliers responding to CellNet's inquiries to date that such suppliers will be Year 2000 compliant by the year 2000. Any failure of these third parties' systems to timely achieve Year 2000 compliance could have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness. CellNet has not determined the state of compliance of certain third party suppliers of services such as phone companies, long distance carriers and electric companies, the failure of any one of which could severely disrupt CellNet's ability to carry on its business as well as disrupt the business of CellNet's suppliers and customers.

Although CellNet believes that its wireless data networks, through which it provides network meter reading and other services to its customers, are Year 2000 compliant, failure to provide Year 2000 compliant business solutions to its customers or to receive such business solutions from its suppliers could result in liability to CellNet or otherwise have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness. Furthermore, CellNet believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by CellNet, which could result in a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to services its indebtedness. To date, CellNet has not established a contingency plan to address the worst case scenario in the event it or its suppliers are not year 2000 compliant, but will do so as yet unidentified risks are identified. See "Risk Factors That May Affect Future Operating Performance -- Risks Associated with Year 2000 Compliance."

LIQUIDITY AND CAPITAL RESOURCES

CellNet requires significant amounts of capital for research and development in connection with the development of its proprietary wireless communications network and related products and services, for investments in the installation and testing of such networks and for related sales and marketing and general and administrative expenses. Historically, CellNet has satisfied its liquidity requirements primarily through external financings, including private placements of equity and debt securities and interest income derived from the investment of the proceeds of its financing activities.

In 1998, 1997 and 1996, net cash used for CellNet's operating activities totaled $69.6 million, $57.1 million and $41.2 million, respectively. Net cash used for operating activities resulted primarily from cash used to fund net operating losses.

In 1998, 1997 and 1996, net cash used for CellNet's investing activities totaled $142.7 million, $53.3 million and $3.7 million, respectively. CellNet's investing activities consisted primarily of purchases of network components and

                                   32 CELLNET
inventory, the construction and installation of networks, purchases of property and equipment and purchases, sales and maturities of short-term investments. In 1998 purchases of short-term investments exceeded proceeds from the sale of short-term investments by $13.8 million. In 1997 and 1996, net proceeds from the sale and maturation of short-term investments were $17.7 million and $41.1 million, respectively, and were used to fund operating activities.

In 1998, 1997 and 1996, net cash provided by CellNet's financing activities totaled $136.7 million, $97.2 million and $121.0 million, respectively. In June and November 1995, CellNet received an aggregate of $175.8 million of gross proceeds ($169.9 million in net proceeds) from the private sale of the 1995 Notes and related warrants. During 1996, CellNet financed its operations primarily from the proceeds of the offering of the 1995 Notes and 1995 Warrants, together with interest income of $7.4 million. On October 2, 1996, CellNet completed its Initial Public Offering in which it sold 5,000,000 shares of its Common Stock at an offering price of $20 per share for net proceeds of $92.2 million after deducting underwriting discounts and commissions and offering expenses payable by CellNet. In connection with its initial public offering, CellNet also received $1.2 million in proceeds from the cash increase of the 1995 Warrants to purchase 495,918 shares of CellNet's Common Stock. In addition, on October 2, 1996, CellNet completed the Direct Placements in which it sold 1,579,404 shares of its Common Stock for proceeds of $28.0 million. On September 24, 1997, CellNet received an aggregate of approximately $332.3 million from the sale of the 1997 Notes and 1997 Warrants. All holders of outstanding 1995 Notes tendered and exchanged their 1995 Notes for 1997 Notes having an initial accreted value of $231.0 million. 1997 Warrants to purchase 8,942,517 shares of CellNet's Common Stock with an exercise price of $14.30 per share were attached to the 1997 Notes. Aggregate proceeds of $74.5 million were attributable to the 1997 Warrants. The 1997 Notes were issued at an initial accreted value of $257.8 million and will fully accrete to a face value of $654.1 million.

The 1997 Notes were issued at a substantial discount from their aggregate principal amount at maturity of $654.1 million. Although interest is not payable on the 1997 Notes prior to April 1, 2003, the carrying amount of such indebtedness will increase as the original issue discount is amortized through maturity on October 1, 2007. Beginning October 1, 2002, the 1997 Notes will bear interest, payable semi-annually, at a rate of 14% per annum, with payments commencing April 1, 2003. No principal payments on the 1997 Notes are due prior to maturity on October 1, 2007. There is a risk that CellNet will not be able to refinance the 1997 Notes prior to the date cash interest payments become due and payable on such Notes or at their maturity date. CellNet's ability to refinance the 1997 Notes will depend on prevailing capital market conditions, CellNet's performance and financial position and CellNet's indebtedness, which is projected to be high. Any inability by CellNet to refinance the 1997 Notes would limit CellNet's ability to meet its obligations on such 1997 Notes.

In May 1998, Funding completed an offering of Preferred Securities for proceeds net of issuance costs of $106.0 million.

In November 1998, two wholly-owned subsidiaries of CellNet entered into the Revolving Credit Agreements with a group of banks, which provide for borrowings of $60.0 million and $15.0 million, respectively, through December 31, 2007, at which time the Revolving Credit Agreements expire. Borrowings are secured by the two wholly-owned subsidiaries' assets, contracts and leases. Borrowings bear interest at the two wholly-owned subsidiaries' option at various rates based on the lead bank's prime rate, or margins above the Federal Funds rate or the London Interbank Offer Rate (LIBOR). At December 31, 1998, the wholly-owned subsidiaries had outstanding advances totaling $31.4 million. The Revolving Credit Agreements contain covenants which limit the ability of the wholly-owned subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions, consolidate, merge or sell all or substantially all of their assets, guarantee obligations of other entities, or enter into transactions with affiliates. Additionally, the Revolving Credit Agreements require the wholly-owned subsidiaries to maintain compliance with certain operating and financial covenants, including minimum revenue, minimum operating cash flow, maximum capital expenditures, leverage ratio, pro forma debt service ratio and an interest coverage ratio. Borrowings under the Revolving Credit Agreements are secured by

                                   33 CELLNET
the two wholly-owned subsidiaries' assets, contracts and leases. At December 31, 1998, the two wholly-owned subsidiaries were in compliance with the above covenants.

As of December 31, 1998, CellNet had cash, cash equivalents and short-term investments totaling $86.2 million. As of December 31, 1997, CellNet had cash, cash equivalents and short-term investments totaling $148.1 million. The decrease of $61.9 million from 1997 to 1998 resulted from operating costs and the development and construction of CellNet's wireless communications networks, offset by proceeds from the issuance of the Preferred Securities of $106.0 million and the revolving credit agreements of $31.4 million, respectively.

Deployments of CellNet's wireless communications networks will require substantial additional capital. CellNet is budgeted to make approximately $99.3 million in capital expenditures in 1999 for saturation deployment network installations. In addition, CellNet anticipates that it may make modest additional capital expenditures relating to the installation of its broad deployment network in California. The exact amount of such expenditures will depend, in part, upon the amount of network meter reading and other services contracted for. CellNet may make additional capital expenditures in connection with the installation of new networks, the expansion of existing networks and/or an acceleration in anticipated network installation schedules. In addition, funds will be required for a number of purposes including, but not limited to, further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered on the CellNet system. CellNet expects that cash used for the construction and installation of networks and for the purchase of property and equipment will increase substantially as and when CellNet obtains new services agreements or enters into other arrangements for the installation of its networks, and that CellNet will require significant amounts of additional capital from external sources. Sources of additional capital for CellNet and its subsidiaries may include project or conventional bank financing, including financing provided by utilities to finance the construction of networks being built out primarily for them, public and private offerings of debt and equity securities and cash generated from operating activities. CellNet expects that a substantial portion of its future financing will be at the subsidiary level on a project basis. CellNet expects to obtain third party financing for the construction of wireless networks, based on the projected cash flow expected to be generated from such projects. CellNet expects that the recurring revenue stream from long-term services contracts and other arrangements will support the amortization of debt raised for the project involved, however no assurance can be given that this will occur. CellNet expects that operating activities will require the consumption of a substantial amount of cash resources for the next several years.

CellNet believes that existing cash, cash equivalents, short-term investments, anticipated interest income, other revenues and expected sources of project financing of approximately $120 million will be sufficient to meet its cash requirements through March 2000. CellNet intends to raise a substantial amount of capital in 1999 and expects that it will continue to require substantial amounts of additional capital in the future. The extent of additional financing will depend on the success of CellNet's business. CellNet expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing will be available to CellNet or, if available, that it can be obtained on terms acceptable to CellNet and within the limitations contained in the Indenture or that may be contained in any additional financing arrangements. The Indenture governing the 1997 Notes contains certain covenants that limit CellNet's ability to incur additional indebtedness. Future financings may be dilutive to existing stockholders. Failure to obtain such financing could result in the delay or abandonment of some or all of CellNet's development and expansion plans and expenditures, which could limit the ability of CellNet to meet its debt service requirements and could have a material adverse effect on its business and on the value of the Common Stock. See "Risk Factors That May Affect Future Operating Performance --

                                   34 CELLNET

Risks Associated with CellNet's Substantial Debt and its Ability to Service the Debt; CellNet's Need for Substantial Future Capital."

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

CELLNET DEPENDS ON THE UTILITY INDUSTRY FOR ACCEPTANCE OF THE CELLNET SYSTEM.

CellNet offers automated meter reading services and data generated from such services to utilities, new power market participants and utility customers. CellNet contracts with these parties to establish wireless data networks for automated meter reading and the automated distribution of data. CellNet's success will be almost entirely dependent upon whether or not these parties (a) sign additional contracts with CellNet for network meter reading and other services or (b) otherwise allow CellNet to install wireless data networks for servicing a substantial number of endpoint monitoring devices including utility meters.

The automation of utility meter reading and data distribution is a relatively new and rapidly changing market. CellNet believes that, as the utility industry becomes more competitive through various deregulation and privatization initiatives, there will be an increased need for more accurate, timely and efficient collection of consumption and other operating data. This will ultimately accelerate the adoption of automated meter reading, data collection and data distribution systems and techniques. However, this is entirely dependent upon decisions made by utilities, other utility industry participants and utility customers over whom CellNet has no control. CellNet cannot accurately predict the size of this market or its potential growth.

The CellNet system is one possible solution for automated meter reading and data distribution. It has not been adopted as an industry standard and it may not be adopted on a broad scale. Competing systems have been and likely will continue to be selected by utilities and other potential clients. In the event utilities, other utility industry participants and utility customers do not adopt CellNet's technology or do so less rapidly than expected by CellNet, CellNet's future financial results, including its ability to service its indebtedness and achieve positive cash flow or profitability, will be materially and adversely affected.

Participants in the utility industry have historically been cautious and deliberate in making decisions concerning the adoption of new technology. This process, which can take up to several years to complete, may include the formation of evaluation committees, a review of different technical options, technology trials, equipment testing and certification, performance and cost justifications, regulatory review, one or more requests for vendor quotes and proposals, budgetary approvals and other steps. Although deregulation and privatization initiatives may ultimately accelerate the adoption of CellNet's technology, the timing and extent of such adoption cannot be predicted. Only a limited number of utilities have made a commitment to purchase CellNet's services to date. If CellNet does not enter into additional services contracts or enter into contracts on terms favorable to CellNet, CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness will be materially and adversely affected.

CellNet expects to install networks to support a "saturation deployment" strategy (where the network is intended to cover all or a substantial portion of the meters in a utility's designated service area pursuant to contract with that utility). CellNet also expects to install networks to support a "broad deployment" strategy (where the network is installed incrementally to cover service areas where the largest consumers of energy or other utility services are located and where CellNet expects to be able, over time, to secure an adequate number of service contracts with non-utility clients, such as independent marketers and utility customers, to justify network installation and operation). Although broad deployment networks are deployed incrementally to meet anticipated service requirements and to mitigate financial risks, CellNet expects that such networks will be installed before a sufficient number of service contracts are in hand to generate revenues adequate enough to cover the costs of network construction and associated operating costs.

                                   35 CELLNET

CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness will be materially and adversely affected if any of the following occur:

    - CellNet cannot successfully market its services to utility industry participants;

    - CellNet's clients do not capture a significant portion of the utility market;

    - CellNet is unable to enter into contracts covering a sufficient number of meters to recoup its costs of deployment and operation or to enter into contracts on terms favorable to CellNet; or

    - CellNet is unable to obtain financing for the construction and operation of such networks.

CELLNET'S FUTURE REVENUES ARE UNCERTAIN.

The timing and amount of future revenues will depend almost entirely upon (a) CellNet's ability to obtain new services agreements with established utilities and other utility industry participants and (b) the successful deployment and operation of CellNet's wireless data networks. CellNet expects that utilities and other parties will sign new services contracts for saturation or broad deployments on an irregular basis. CellNet expects that the installation of each saturation deployment network will require two to four years after a services contract has been signed. Service revenues from both types of such networks are not expected to exceed CellNet's capital investments and expenses incurred to deploy and operate such networks for several years. CellNet will not begin to receive recurring revenues under a services contract until portions of the network become operational, which, for saturation deployments, is expected to occur at least six months after the execution of the applicable services contract. Although CellNet begins to incur capital expenditures for the construction of networks used in broad deployments, it does not begin to receive recurring revenues until portions of the network are operating. Delays or difficulties in the network installation process may materially and adversely affect CellNet's results of operations. The cost of network deployments will vary based upon a wide variety of factors, including radio frequency characteristics, the size of a service territory and density of endpoints within such territory, cost of site leases, the nature and sophistication of services being provided, the cost of spectrum acquisition, costs of governmental approvals and fees, local labor rates and other economic factors.

CELLNET'S SUCCESS DEPENDS UPON ITS ENTERING INTO ADDITIONAL SERVICES CONTRACTS.

CellNet currently derives almost all of its revenues from long-term services contracts with a limited number of established utilities. During 1998, 92% of CellNet's revenues were derived from its contracts with KC Power & Light, AmerenUE and N. States Power. During 1997, approximately 88% of CellNet's revenues were derived from its contracts with KC Power & Light and AmerenUE. CellNet will not generate sufficient cash flow to service its indebtedness or achieve profitability unless it enters into additional services contracts covering a significant number of additional meters. If CellNet does not successfully complete commercial deployments of the CellNet system under current services contracts or obtain enough additional services contracts on satisfactory terms for network deployments in a sufficient number of locations, CellNet will not achieve adequate cash flow to service its indebtedness or achieve positive cash flow or profitability.

CELLNET EXPECTS ITS OPERATING RESULTS TO SIGNIFICANTLY FLUCTUATE.

CellNet's operating results will fluctuate significantly in the future due to a variety of factors, some of which are outside of CellNet's control, including the following factors:

    - the rate at which established utilities, other utility industry participants and utility customers enter into new services contracts;

    - general economic conditions and economic conditions in the utility industry;

                                   36 CELLNET

    - the effects of governmental regulations and regulatory changes;

    - capital expenditures and other costs relating to the expansion of operations;

    - the introduction of new services by CellNet or its competitors and the mix of services sold; and

    - pricing changes and new service introductions by CellNet and its competitors and prices charged by suppliers.

In response to a changing competitive environment, CellNet may elect from time to time to make certain pricing, service or marketing decisions or enter into strategic relationships or investments that could result in a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness.

CELLNET DEPENDS ON NON-UTILITY APPLICATIONS.

CellNet is planning to generate a significant percentage of future revenues from non-utility services as part of its long-term business plan. Potential non-utility applications of CellNet's systems include home security, remote status monitoring of vending machines, office equipment and parking meters and other equipment, as well as remote control of traffic lights. If CellNet is unable to generate significant revenue from such additional non-utility services, CellNet's ability to service its indebtedness and to achieve profitability will be materially and adversely affected. While CellNet is working with industry leaders to develop such non-utility applications, there is no guarantee that CellNet will successfully develop or commercially introduce of any such services. CellNet does not currently have any contracts to deploy non-utility services on a commercial scale. In addition, unless CellNet is successful in deploying its wireless networks in targeted service areas, CellNet may not be able to offer any such services in these areas or may be able to offer these services only on a limited basis.

CELLNET DEPENDS ON FORMING AND MAINTAINING BUSINESS RELATIONSHIPS TO ACHIEVE MARKET PENETRATION.

CellNet must form relationships with leading companies in order to expand existing markets and enter new markets. CellNet is currently investing, and plans to continue to invest, significant resources to develop these relationships. CellNet believes that its success in penetrating markets for utility and non-utility applications of its network will depend in large part on its ability to maintain these relationships and to cultivate additional or alternative relationships. If CellNet cannot develop additional relationships with such companies, maintain existing relationships or achieve the purpose underlying such existing relationships or successfully discourage such companies from forming competing arrangements, CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness could be materially and adversely affected.

RISKS ASSOCIATED WITH CELLNET'S SUBSTANTIAL DEBT AND ITS ABILITY TO SERVICE THE DEBT; CELLNET'S NEED FOR SUBSTANTIAL FUTURE CAPITAL.

CellNet has substantial outstanding indebtedness, including $654.1 million in aggregate principal amount at maturity of its 14% Senior Discount Notes due 2007 (the "1997 Notes"). CellNet will be required to pay cash interest on the 1997 Notes commencing April 1, 2003 and repay the 1997 Notes on October 1, 2007. In May 1998, Funding, a wholly-owned finance subsidiary of CellNet, completed its offering of Preferred Securities, which will fully accrete to a face value of $110.0 million on June 1, 2010. The Preferred Securities bear a cumulative dividend at the rate of 7% per annum. Funding has purchased Treasury Strips sufficient in amount to pay cash dividends on the Preferred Securities through June 1, 2001 and has deposited the Treasury Strips in escrow with the Escrow Agent for the benefit of the holders of the Preferred Securities. Funding is required to pay quarterly dividends in cash on the Preferred Securities through June 1, 2001, and thereafter, in cash or shares of CellNet common stock, at the option of Funding. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred

                                   37 CELLNET

Securities, plus accrued and unpaid dividends, if any. CellNet has issued Preferred Stock to Funding (the "CellNet Preferred Stock") and provided the holders of the Preferred Securities certain guarantees of payment of dividends, distributions, and redemptions.

In November 1998, two wholly-owned subsidiaries of CellNet each entered into the Revolving Credit Agreements with a group of banks, which provide for borrowings of $60.0 million and $15.0 million, respectively, through December 31, 2007, at which time the Revolving Credit Agreements expire. Borrowings are secured by the wholly-owned subsidiaries' assets, contracts and leases. Borrowings bear interest at the wholly-owned subsidiaries' option at various rates based on the lead bank's prime rate, or margins above the Federal Funds rate or LIBOR. At December 31, 1998, the wholly-owned subsidiaries had outstanding advances totaling $31.4 million.

CellNet intends to incur substantial additional indebtedness to finance operations and to install networks. As a result, CellNet will have a substantial debt balance and related debt service obligations. CellNet's capital expenditures will increase significantly if new services contracts are signed, and CellNet expects that its cash flow, in part due to increased capital expenditures, will be negative until such time as revenues exceed increased capital and operating costs. The ability of CellNet to meet its debt service requirements will depend upon achieving significant and sustained growth in CellNet's cash flow, which will be affected by a number of factors, including CellNet's success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond CellNet's control. CellNet's ability to generate such cash flow is subject to a number of risks and contingencies, including the following:

    - CellNet may not obtain a sufficient number of new services contracts on terms favorable to CellNet;

    - network installations may not be completed on a timely basis;

    - revenues may not be generated quickly enough to meet CellNet's operating costs and debt service obligations;

    - the operating and/or capital costs associated with the installation and maintenance of CellNet's networks could be higher than projected;

    - CellNet's wireless systems could experience performance problems; and

    - the adoption of CellNet's services could be less widespread than anticipated.

Accordingly, CellNet's operations may not generate positive cash flow or become profitable on a timely basis, or at all. CellNet or its subsidiaries may not have sufficient resources to meet their debt service obligations. If CellNet is unable to generate sufficient cash flow or obtain sufficient liquidity to service its indebtedness, CellNet will have to take actions which could materially and adversely affect CellNet's business such as to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. CellNet may not be able to affect these strategies on satisfactory terms, if at all, and these strategies may yield insufficient proceeds to make the required payments on any of CellNet's indebtedness. In particular, there is a risk that CellNet would be unable, if needed, to refinance the 1997 Notes prior to the date cash interest payments become due and payable on the 1997 Notes or at their maturity date, given uncertainty about prevailing capital market conditions, CellNet's then performance and financial position and CellNet's projected high levels of indebtedness. Such inability to refinance the 1997 Notes could result in cross-defaults under other indebtedness and may limit CellNet's ability to meet its obligations in respect of the CellNet Preferred Stock and Funding's ability to meet its obligations in respect of the Preferred Securities.

                                   38 CELLNET

In addition, the level of CellNet's indebtedness could materially and adversely affect, among other things:

    - CellNet's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and other general corporate purposes;

    - CellNet's cash flow, if any, to the extent that it cannot be used in CellNet's business and must be dedicated to the payment of principal and interest on its indebtedness; and

    - CellNet's ability to withstand economic downturns and competitive pressures and to respond flexibly to changing business and economic conditions.

CellNet will require substantial additional funds for the development, commercial deployment and expansion of its networks, and for funding operating losses. As of December 31, 1998, CellNet had $86.2 million in cash, cash equivalents and short-term investments. CellNet intends to raise a substantial amount of additional capital in 1999 and expects that it will continue to require substantial amounts of additional capital in the future. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, CellNet may require additional equity or debt financing earlier than estimated in order to fund its working capital and other requirements. Additional financing may not be available when required or, if available, it may not be on terms satisfactory to CellNet.

In the event that CellNet is unable to generate sufficient cash flow and is otherwise unable to obtain funds necessary to meet required payments on its indebtedness, CellNet could be in default under the terms of the agreements governing its indebtedness. In the event of such default, the holders of such indebtedness would have certain enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against CellNet.

HISTORY AND CONTINUATION OF OPERATING LOSSES.

CellNet has incurred substantial and increasing operating losses since inception. As of December 31, 1998, CellNet had an accumulated deficit of $423.1 million, primarily resulting from expenses incurred in the development of CellNet's wireless data communications system, marketing of CellNet's wireless network, distribution automation and other services, the installation of its wireless data communications networks and the payment of other normal operating costs.

CellNet does not expect to generate significant revenues relative to its anticipated operating costs during 1999 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future. CellNet expects that its receipt of network service revenues will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. CellNet's network service revenues from a particular network are expected to lag significantly behind network installation expenses until such network is substantially complete. If CellNet is able to deploy additional networks, the losses created by this lag in revenues are expected to increase until the revenues from the installed networks overtake the costs associated with the deployment and operation of such additional networks. Accordingly, CellNet expects that operating activities will require the consumption of substantial cash resources for the next several years.

SUBSTANTIAL AND INCREASING COMPETITION.

Electronics, communications and utility product companies are beginning to develop various wireless network meter reading systems as a result of the deregulation of the electric utility industry and the potential market for other applications once a common infrastructure is in place. A number of these systems currently compete, and others may in the future compete, with the CellNet system. Deregulation will likely cause competition to increase. CellNet believes that

                                   39 CELLNET
at this time its most significant direct competitor in the marketplace is Itron, an established manufacturer and seller of hand-held and drive-by automated meter reading equipment for utilities. Itron is currently providing to customers its Genesis-TM- system, a wireless radio network marketed as similar to CellNet's for meter reading purposes.

There are other potential alternative solutions to CellNet's network meter reading services including traditional wireless solutions. Mtel has announced that it intends to adapt its technology to carry data from local area networks operated by third parties who would offer residential services similar to network meter reading some time in 1999, with the development of endpoint radios and network management capabilities being left to other independent companies. Whisper Communications now offers its True 2 Way-TM- fixed-based radio frequency architecture communications technology for automated meter reading and other services and has several trials and one deployment underway. Metricom, a provider primarily of subscriber-based, wireless data communications for users of portable and desktop computers, is currently involved in the automated meter reading market through trials with Whisper Communications. Schlumberger is working with a number of companies including CellNet, to conduct pilot trials of utility network automation systems. Other wireless communications providers who have entered the market for utility and commercial data services include cellular control channel companies such as Cellemetry and Aeris Communications. These companies offer low bandwidth services that compete with some of CellNet's metering applications. Several companies are offering telephone-based network automated meter reading services or equipment. Among these are Teldata, Inc. and American Innovations. Bell South Wireless (formerly, Ram Mobile Data) offers data services that may compete with a variety of CellNet's data services. Established suppliers of equipment, services and technology to the utility industry, such as Asea Brown Boveri and General Electric, could expand their current product and service offerings so as to compete directly with CellNet although they have not yet done so. Communications or technology companies may also seek to adapt new or existing technology to serve this market.

Many of CellNet's present and potential future competitors have substantially greater financial, marketing, technical and manufacturing resources, name recognition and experience than CellNet. CellNet's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than CellNet. While CellNet believes its technology, including its software, is widely regarded as competitive at the present time, CellNet's competitors may successfully develop products, technologies or software that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of CellNet's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if CellNet achieves significant success it could draw additional competitors into the market. Providers of wireless services may in the future choose to enter CellNet's markets. Such existing and future competition could materially and adversely affect the pricing for CellNet's services and CellNet's ability to sign new services contracts and maintain existing agreements. Competition for services relating to non-utility applications may be more intense than competition for network meter reading services, and additional competitors may emerge as CellNet continues to develop non-utility applications. CellNet may be unable to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness.

RISKS ASSOCIATED WITH TECHNOLOGICAL PERFORMANCE AND BUILD-OUT OF THE SYSTEM; RAPID TECHNOLOGICAL CHANGE AND UNCERTAINTY.

CellNet's initial target market is the monitoring, control and automation of utilities' electric, gas and water meters and distribution networks. Unforeseen problems may occur with respect to CellNet's technology, products or services, and CellNet may not successfully complete the development and commercial implementation of its technology on a wide

                                   40 CELLNET
scale. CellNet must continue to expand and upgrade its ability to implement successfully its wireless networks. CellNet may not be able to develop successfully a full range of endpoint devices.

CellNet's future success will also depend, in part, on its ability to enhance its existing hardware, software and wireless communications technology. Significant technological advances occur rapidly and frequently in the telecommunications industry. The advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, specialized mobile radio services and PCS and other commercial mobile radio services have radically expanded communications capabilities and market opportunities. Future advances may render CellNet's technology obsolete or less cost effective than competitive systems or erode CellNet's market position. Many companies from diverse industries are seeking solutions for the transmission of data over traditional communications media, including radio and paging, as well as more recently developed media such as cellular and PCS-based networks. Competitors may be capable of offering significant cost savings or other benefits to CellNet's customers. Consequently, CellNet may be unable to offer competitive services or obtain appropriate new technologies on a timely basis or on satisfactory terms. CellNet's future performance will also depend significantly on its ability to respond to future regulatory changes.

CellNet must make continued substantial investments to develop its technology. CellNet has encountered product development delays in the past affecting both software and hardware components of its system.

CELLNET DEPENDS ON ITS ACCESS TO RADIO FREQUENCY SPECTRUM, WHICH MAY BE AFFECTED BY REGULATION BY THE FCC.

CellNet attempts to obtain exclusive usage of licensed bandwidth and/or secure its own licenses in compliance with FCC regulations in order to ensure the ability to deliver wireless data services on a wide scale. These licenses, referred to as spectrum licenses, are required by the FCC for the wireless transmission of data over a specific radio frequency. CellNet has obtained spectrum licenses in many of the largest Metropolitan Statistical Areas and Consolidated Metropolitan Statistical Areas in the United States. As of December 31, 1998, CellNet had obtained a total of 154 spectrum licenses in 54 of the top 60 Metropolitan Statistical Areas/Consolidated Metropolitan Statistical Areas. However, sufficient frequency spectrum may not be available to fully enable the delivery of all or a part of CellNet's wireless based data services or CellNet may be required to find alternative frequencies. The cost of obtaining such spectrum is currently difficult to estimate and may involve time delays and/or increased cost to CellNet. CellNet could also be unable to obtain frequency in certain areas. Any of these circumstances could have a material adverse impact on CellNet's future ability to provide its network services and on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness.

CellNet's network equipment uses radio spectrum and, as such, is subject to regulation by the FCC. CellNet's network equipment uses both licensed spectrum allocated for multiple address radio system operations in the 928/952 MHz band and unlicensed spectrum in the 902-928 MHz band. As the amount of spectrum in the 928/952 MHz band is limited, issuance of these licenses is contingent upon the availability of spectrum in the area(s) for which the licenses are requested. CellNet might not be able to obtain licenses to the spectrum it needs in every area in which it has prospective customers. The FCC's current rules, subject to a number of limited exceptions, permit third parties such as CellNet to operate on spectrum licensed to utilities to provide other services. CellNet plans to use these provisions of the FCC's rules to expand its network system.

The FCC requires that a minimum configuration of an multiple address radio system be in operation within eighteen months from the initial date of the grant of the system authorization or risk forfeiture of the license for the multiple address radio system frequencies. The eighteen-month deadline may be extended upon a showing of good cause, but the FCC may not grant any such extension. CellNet is responding to this requirement by selectively building out transmission capacity

                                   41 CELLNET
in some areas where it does not yet have utility telecommunications services contracts and may return licenses to the FCC in certain areas.

No license is needed to operate CellNet's equipment utilizing the 902-928 MHz band, although the equipment must be certified by CellNet and the FCC as being compliant with certain FCC restrictions on radio frequency emissions designed to protect licensed services from objectionable interference. While CellNet believes it has obtained all required certifications for its products, the FCC could modify the limits imposed on such products or otherwise impose new authorization requirements, and in either case, such changes could have a material adverse impact on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness. The FCC's rules accommodate the cohabitation in the 902-928 MHz band of existing licensed services with newly authorized and expanded uses of licensed systems and existing and newly designed unlicensed devices like those used by the Company. The FCC's rules expressly recognize the rights of such unlicensed services to operate under certain delineated operating parameters even if the potential for interference to the licensed operations exists. The Company's systems will operate within those specified parameters. The Commission is currently issuing new LMS licenses by competitive bidding for the 902-928 MHz band; these new licenses, when issued, will authorize operation of LMS systems in virtually all areas of the nation which are not currently served by an LMS system. While the Company believes that the FCC's rules are adequate to provide interference protection for its systems, the authorization of additional LMS licenses may materially and adversely impact the Company's operations in any given location. While CellNet intends to offer alternate market services over its private, internal network, some of those services may include the use of CellNet's network for private carrier service offerings. CellNet's offerings would be structured to comply with FCC rules governing the offering of private carrier services, and each such service offering would need to be reviewed relative to these rules. The FCC's rules currently prohibit the use of the multiple address radio system frequencies on which CellNet is operating its systems for the provision of common carrier service offerings. In the event that it is determined that a particular service offering does not comply with the rules, CellNet may be required to restructure such offering or to utilize other frequencies for the purpose of providing such service. CellNet may not be able to gain access to such other frequencies. Future interpretation of regulations by the FCC or changes in the regulation of CellNet's industry by the FCC or other regulatory bodies or legislation by Congress could have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness.

In February 1997, the FCC published for public comment a Notice of Proposed Rule Making in WT Docket No. 97-81 regarding the future licensing of frequencies for use by Multiple Address Systems. The FCC has reached certain tentative conclusions which, if adopted without any change, would result in the following:

    - the restriction on future licenses in the 928/952/956 MHz band (in which CellNet now operates its wide area network) to systems exclusively used for private internal purposes;

    - the prohibition on future licensing in this band for systems which provide "subscriber-based services;

    - the designation of the 932/941 and 928/959 MHz bands for licensees offering subscriber-based services;

    - the use of geographic licensing (using very large licensed service areas) in lieu of site-by-site licensing for the bands designated for subscriber-based services;

    - the use of competitive bidding to award licenses for subscriber-based services;

    - the grandfathering and protection from interference of existing licensees, but only to the extent of their current service areas;

    - with respect to new geographic service area licensees, liberalizing the time periods by which construction must be completed, but imposing more burdensome construction requirements over the term of the license; and

    - for incumbent and new licensees, liberalizing some of the technical and operational restrictions on the use of the licensed channels.

                                   42 CELLNET

These proposals have received substantial public comment from a wide range of industry sectors currently utilizing the multiple address radio system channels, including extensive comments from CellNet. CellNet has urged, in particular, that there should not be any restrictions imposed on the use of the 928/952 MHz bands in which CellNet has developed its network facilities that would unreasonably limit CellNet's ability to provide its current and anticipated utility and non-utility service offerings. CellNet has also urged that competitive bidding and geographic licensing should not be the primary basis for awarding licenses in this highly encumbered, heavily utilized band. CellNet has also supported many of the proposed changes that will make the use of the band more technically efficient, although CellNet has also opposed any use of the band that would change its fundamental use for point-to-multipoint fixed operations, and in particular, the use of the band for mobile operations. CellNet's positions have substantial support in the record, although the effort to retain the status quo eligibility for the 928/952 MHz band has been opposed by representatives of the utility and transportation industries who would prefer to limit the use of this band solely to private internal networks and to prohibit any private carrier or subscriber-based service offerings.

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

The new auction legislation occurred after the Notice of Proposed Rulemaking in WT Docket 97-81 and will, in CellNet's view, require the FCC to review and revise its proposals in that proceeding relating to the breadth of the auction authority granted to the FCC, which no longer distinguishes between private internal systems, and proposals relating to the grant of "subscriber-based" services. CellNet is unable to determine how the new auction legislation will affect the proposals in that proceeding, whether CellNet's use of multiple address radio system spectrum will subject its applications to the possibility of auctions or will, instead, be considered a "public safety" use, or whether the Commission will otherwise exempt the 928/952 MHz band in which CellNet currently operates from circumstances in which mutual exclusivity between applicants for the same license, requiring the use of auctions, is likely to exist. It is expected that the FCC will act in WT Docket 97-81 to issue new proposals consistent with the new auction legislation. However the Company is unable to predict what those proposals will be or whether they will be favorable to the Company's interest. Given the uncertainty surrounding the future regulations governing the licensing of the MAS channels, it is possible that some or all of the Company's uses of the MAS channels would be determined to restrict the ability to acquire additional licenses in the 928/952 MHz band, thereby requiring the Company to developequipment capable of operating in one of the other MAS bands. It is also possible that the Company may be required to obtain any future channels in the 928/952 MHz band or in any other MAS band for which the Company desires a license from the FCC only through a competitive bidding assignment process. Although CellNet believes that additional licensed frequency will be generally available to it as required, the cost associated with acquiring such licensed frequency as well as CellNet's operating costs could increase, perhaps substantially, and CellNet could experience substantial delays in adapting its networks if new rules were adopted. The adoption of new rules, depending upon the form in which such rules are adopted, could have a material adverse effect upon CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness.

In connection with the foregoing, the FCC has temporarily suspended acceptance of multiple address radio system applications for new licenses, major amendments, or major modifications for the 928/959 MHz bands and applications to provide subscriber-based services in the 928/952/956 MHz bands. This temporary suspension does not affect applications

                                   43 CELLNET
for multiple address radio system licenses for private internal purposes in the 928/952/956 MHz bands or applications for assignment of licenses or transfer of control. Subject to certain limitations, pending applications at the time of the suspension will continue to be processed. All of CellNet's pending applications for licenses in the 928/952 MHz band have been or are being processed in due course. In addition, CellNet's applications for the assignment of licenses held by others have been processed during the processing suspension. At the request of CellNet, the FCC has determined that CellNet's current use of the multiple address radio system spectrum constitutes the use as a private, internal network, and so CellNet's applications for new licenses, and for major modifications to existing licenses, are being processed in due course. CellNet's future uses of the multiple address radio system spectrum may not similarly qualify as a use in a private, internal network. The FCC may change or expand its freeze on the processing of applications to recognize the impact of the new auction legislation described above. In either case, CellNet's ability to obtain new licenses could be materially and adversely affected, with similar consequences on CellNet's ability to service areas where it has not yet acquired adequate frequencies.

Finally, when CellNet acquires licenses assigned to other applicants, or utilizes licenses issued in the past, CellNet is required to modify its licenses to reflect more advanced technological parameters now utilized by CellNet and its systems. CellNet has developed such amendments with the approval of the FCC's staff and has received and anticipates continuing to receive timely grant of all required modifications. However, a particular modification may not be granted timely to CellNet's introduction of service on a particular license, and the failure to obtain the required license modifications could have a material adverse effect on CellNet's ability to serve areas covered by such unmodified licenses.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION.

CellNet is offering its network meter reading services in international markets through BCN, its international joint venture with Bechtel Enterprises, Inc. CellNet does not expect to generate material revenues from BCN's operations during 1999. CellNet has incurred, and anticipates that it will continue to incur, significant and increasing expenses in connection with the establishment of international operations. If revenues generated by international activities, including the proceeds from necessary financings, are not adequate to offset the expense of establishing and maintaining these international activities, CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness could be materially and adversely affected. International demand for CellNet or BCN's services and systems may not materialize, and where present, is likely to vary by country, based on many factors including:

    - the degree of regulation in a given country;

    - competitive factors;

    - demand for services;

    - labor costs;

    - the availability of spectrum and the costs of spectrum acquisition; and

    - political and economic conditions.

In addition, CellNet may not be able to develop and implement localized versions of its network meter reading system without significant effort and cost due to many factors, including the differing standards among utilities on a country-by-country basis. To date, CellNet has extremely limited experience in developing a localized version of its wireless data communications system for foreign markets. CellNet believes BCN's ability to establish business alliances in each international market will be critical to its success. If BCN is unsuccessful in developing, marketing and implementing its system in international markets or in establishing successful business alliances for these markets, BCN's future international operations could be materially and adversely affected and, consequently, CellNet's business, operating

                                   44 CELLNET
results, financial condition, cash flows and its ability to service its indebtedness could be materially and adversely affected. In addition, there are certain risks inherent in doing business internationally, any of which could materially and adversely affect BCN's potential international operations, including:

    - changes in regulatory requirements, import/export restrictions, tariffs and non-tariff trade barriers;

    - the ability to obtain financing for the construction and operation of networks;

    - difficulties in staffing and managing foreign operations;

    - longer payment cycles and problems in collecting accounts receivable;

    - political conditions;

    - fluctuations in currency exchange rates;

    - potentially adverse tax consequences;

    - legal and economic factors; and

    - the ability to protect CellNet's intellectual property.

One or more of such factors could have a material adverse effect on BCN's future international operations and, consequently, on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness.

CellNet's strategy of pursuing international markets through BCN may involve additional partners in particular countries. While BCN anticipates having a majority interest and control over the Board of Directors of entities through which business is carried out in foreign countries, in the event that this does not occur, BCN may not have control over the operations and assets of such entities. In any business venture in which CellNet or BCN may determine to participate, there is a risk that the other venture partner may at any time have economic, business or legal interests or goals that are inconsistent with those of CellNet or BCN or that such partner will not impose the same or similar accounting and financial controls as CellNet or BCN. The risk is also present that a partner may be unable to meet its economic or other obligations and that CellNet or BCN may be required to fulfill those obligations. Furthermore, the entity's structure or the laws of a foreign country may limit or substantially tax the amount of funds that can be transferred to CellNet or BCN.

RISKS ASSOCIATED WITH A GROWING BUSINESS.

CellNet's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. CellNet's ability to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand or manage its employee base. CellNet's growth may require the addition of new management personnel and the development of additional expertise by existing management personnel. CellNet may be unable to effectively manage the expansion of its operations. In addition, CellNet's systems, procedures or controls may be inadequate to support CellNet's operations or Company management may be unable to exploit opportunities for CellNet's services. An inability to manage growth, if any, could have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness.

CELLNET RELIES ON KEY PERSONNEL.

The success of CellNet is substantially dependent on its key management and technical personnel, the loss of one or more of whom could materially and adversely affect CellNet's business. Substantially all of CellNet's employees and officers are employed on an at-will basis. Presently, CellNet does not maintain a "key man" life insurance policy on any of its

                                   45 CELLNET
executives or employees. CellNet's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and CellNet may be unable to attract or retain highly qualified technical and managerial personnel in the future. If CellNet is unable to attract and retain the necessary technical and managerial personnel, CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness could be materially and adversely affected.

RISKS ASSOCIATED WITH THE UNCERTAINTY OF PROTECTION OF COPYRIGHTS, PATENTS AND PROPRIETARY RIGHTS.

CellNet relies on a combination of trade secret protection, copyright, patent, trademark and confidentiality agreements and licensing arrangements to establish and protect its proprietary rights. CellNet's success will depend in part on its ability to maintain copyright and patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. While CellNet has obtained and applied for patents, and intends to file other applications for patents covering its products and processes, additional patents may not be issued or, if issued, may not provide adequate protection for CellNet's proprietary rights. In addition, any patents issued to CellNet or licensed by CellNet may be challenged, invalidated or circumvented, and the patent rights may not adequately protect CellNet's intellectual property rights.

Since United States patent applications are maintained in secrecy until patents are issued, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, CellNet cannot be certain that it was the first creator of inventions covered by its issued patents or pending patent applications, that it was the first to file patent applications for such inventions or that no patent conflict will exist with other products or processes which could compete with CellNet's products or approach. Despite its efforts, CellNet may not be able to safeguard and maintain these proprietary rights, and CellNet's competitors may independently develop and patent technologies that are substantially equivalent or superior to CellNet's technologies. Participants in the wireless industry, including competitors of CellNet, typically seek to obtain patents which will provide as broad a protection as possible for their products and processes. There is a substantial backlog of patents pending at the United States Patent and Trademark Office. The issuance of third-party patents could require CellNet to alter its products or processes, obtain licenses or cease certain activities. An adverse outcome with regard to a third-party patent infringement claim could subject CellNet to significant liabilities, require disputed rights to be licensed or restrict CellNet's ability to use such technology. CellNet also relies to a substantial degree upon unpatented trade secrets. Others, including CellNet's competitors, may independently develop or otherwise acquire substantially equivalent trade secrets. In addition, whether or not additional patents are issued to CellNet, others may receive patents which contain claims applicable to products or processes developed by CellNet. If any such claims were to be upheld, CellNet would require licenses. Such licenses may not be available on acceptable terms, if at all. In addition, CellNet could incur substantial costs in defending against suits brought against it by others for infringement of intellectual property rights or in prosecuting suits which CellNet might bring against other parties to protect its intellectual property rights. From time to time CellNet receives inquiries with respect to the coverage of its intellectual property rights, and inquiries could develop into litigation.

In October 1996, Itron, one of CellNet's competitors, filed a complaint against CellNet in the Federal District Court in Minnesota, alleging that CellNet infringed an Itron patent which was issued in September 1996. Itron sought a judgment for damages, attorneys' fees and injunctive relief. On January 28, 1999, the Court ruled in favor of CellNet that, as a matter of law, CellNet's system did not infringe the Itron patent. The Court also ruled in favor of Itron that the Itron patent was valid against certain prior art. These rulings are subject to possible appeal by either or both of the parties. CellNet has not yet determined its course of action in this regard. CellNet believes that the ultimate outcome of the lawsuit is not expected to have a material adverse effect on CellNet's business, operating results, financial condition and cash flows.

                                   46 CELLNET

CELLNET DEPENDS ON THIRD-PARTY MANUFACTURERS AND FACES RISKS ASSOCIATED WITH COMPONENT SHORTAGES.

CellNet relies and will continue to rely on outside parties to manufacture most of its network equipment such as radio devices and printed circuit boards. As CellNet signs additional services contracts, third party manufacturers must significantly ramp-up the amount of manufacturing to be undertaken for CellNet in order to enable CellNet to meet its contractual commitments. These manufacturers may not be able to meet CellNet's manufacturing needs in a satisfactory and timely manner. In addition, CellNet may be unable to obtain additional manufacturers when and if needed. Although CellNet believes alternative manufacturers are available, if CellNet is unable to develop alternative suppliers quickly or cost-effectively, CellNet's ability to manufacture and install systems could be impaired which would materially and adversely affect CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness. CellNet's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. Although CellNet believes that these manufacturers would have an economic incentive to perform such manufacturing for CellNet, the quality, amount and timing of resources to be devoted to these activities are not within the control of CellNet, and manufacturing problems may occur in the future. A significant price increase, a quality control problem, an interruption in supply from one or more of such manufacturers or the inability to obtain additional manufacturers when and if needed could have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness.

CellNet purchases certain subassemblies, components and network equipment from single sources or from a limited number of sources. CellNet may be affected by general shortages of certain components, such as surface mounted integrated circuits and memory chips. There have been shortages of such materials generally in the marketplace from time to time in the past. CellNet's reliance on such components and on a limited number of vendors and subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and cost. Some components relied upon may have an excessive failure rate or inferior capabilities. A significant price increase or interruption in supply from one or more of such suppliers could have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness. Although CellNet believes alternative suppliers of subassemblies, components and network equipment are available, the inability of CellNet to develop alternative sources quickly or cost-effectively could materially impair its ability to manufacture, install and maintain systems. Lead times can be as long as a year for certain components, which may require CellNet to use working capital to purchase inventory significantly in advance of receiving any revenues.

A significant number of new electric meters are required to initiate meter retrofit and replacement in connection with each network deployment and to replace existing meters in the field which are found to be obsolete, worn out or otherwise unsuitable for retrofit and redeployment. Any sudden or material increase in the number of deployments would result in an increase in the number of new electric meters ordered by electric utilities and other utility industry participants over and above those ordered on account of normal growth and replacement within their service areas. To the extent that electric meter manufacturers are unable or unwilling to increase production in line with such increase in demand, temporarily or over a longer term, deployments may be delayed or postponed, with the result that revenues from such deployments will be likewise delayed or postponed. Similar situations could also arise in connection with network deployments for gas and water meters.

RISKS OF SYSTEM FAILURES, DELAYS AND INADEQUACIES.

The performance, reliability and availability of CellNet's wireless data networks are critical to CellNet's reputation and ability to attract and retain customers and earn revenues from network meter reading services as well as non-utility applications. These wireless data networks are vulnerable to damage or interruption from fire, flood, earthquakes, storms

                                   47 CELLNET
and other similar events. Any system failure that causes interruption in the availability of network services whether caused by an act of God or not could result in a loss of revenue and, if sustained or repeated, could reduce the attractiveness of CellNet's services for future utilities or other customers. The occurrence of any of the foregoing could have a material adverse effect on CellNet's business, operating results, financial condition and cash flows and its ability to service its indebtedness.

RISK OF POSSIBLE TERMINATION OF CONTRACTS.

CellNet expects that a substantial portion of its future revenues will be provided pursuant to services contracts of various kinds. These contracts will generally be subject to cancellation or termination in certain circumstances or in the event of CellNet fails to meet in material respects the agreed network meter reading and other performance standards on a consistent basis over agreed time periods, subject to certain rights to cure any such failure. Each of CellNet's existing utility services contracts provides for termination of such contracts by the respective utility without cause in less than ten years, subject to certain reimbursement provisions. In many instances, such contracts also provide that CellNet will be required to compensate such utilities for the use of its system for non-utility applications. Future services contracts with utilities may contain similar provisions. Contracts with new power market participants generally allow for termination without cause on thirty days prior written notice except to the extent they have already ordered services under the contract. In the event that such a services contract is terminated, CellNet may incur substantial losses. In addition, CellNet's contracts with other utility market participants will generally have shorter terms than CellNet's existing utility contracts.

CellNet's current contracts with new power market participants generally have terms of one to five years, compared to terms of ten to twenty years generally with utilities. Since a network's service revenues are not expected to exceed CellNet's capital investments to deploy such network for several years, the termination or cancellation of one or more significant services contracts would have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness.

RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE.

Many currently installed computer systems, software products and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, during 1999 CellNet, its suppliers and customers and its potential suppliers and customers, may need to upgrade, repair or replace certain equipment computer systems or software to ensure that its operations will not be adversely impacted by system failures related to "Year 2000" noncompliance.

CellNet is in the process of conducting an internal and external review of all of its systems and contacting all material software and other suppliers to determine any major areas of exposure of its systems to Year 2000 issues. As a result of the internal review to date, CellNet believes that its wireless data networks, through which it provides network meter reading and other services to its customers, are Year 2000 compliant. As a result of the external review to date, CellNet believes that its material suppliers will be Year 2000 compliant by the year 2000.

To date, CellNet has spent an immaterial amount and does not expect to spend a material amount to review and remedy Year 2000 compliance problems. Although CellNet believes that its wireless data networks, through which it provides network meter reading and other services to its customers, are Year 2000 compliant, failure to provide Year 2000 compliant business solutions to its customers or to receive such business solutions from its suppliers could result in liability to CellNet or otherwise have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness. Furthermore, CellNet believes that the purchasing patterns of

                                   48 CELLNET
customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by CellNet, which could result in a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to services its indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of the Year 2000."

CELLNET IS BOUND BY ITS SHAREHOLDERS' AGREEMENT.

Under the terms of a Shareholders' Agreement among CellNet and certain stockholders of CellNet (the "Shareholders' Agreement"), so long as certain parties to the Shareholders' Agreement continue to hold not less than 700,000 shares of common stock (as such number is adjusted for stock splits, consolidations or other similar events), CellNet is obligated to nominate for election representatives of certain stockholders as directors at each meeting of CellNet's stockholders at which a vote for directors will be taken. The effect of the Shareholders' Agreement is to give certain stockholders greater influence over the management of CellNet than they would otherwise have and to provide certain stockholders with, among other things, certain registration, first refusal, co-sale and other rights.

RISKS ASSOCIATED WITH LITIGATION.

In October 1996, Itron, one of CellNet's competitors, filed a complaint against CellNet in the Federal District Court in Minnesota alleging that CellNet infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. On January 28, 1999, the Court ruled in favor of CellNet that, as a matter of law, CellNet's system did not infringe the Itron patent. The Court also ruled in favor of Itron that the Itron patent was valid against certain prior art. These rulings are subject to possible appeal by either or both of the parties. CellNet has not yet determined its course of action in this regard. CellNet believes that the ultimate outcome of the lawsuit is not expected to have a material adverse effect on CellNet's business, operating results, financial condition and cash flows.

In April 1997, CellNet filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. CellNet sought an injunction, damages and other relief. On November 2, 1998, the Court ruled that Itron's patent does not infringe upon CellNet's Patent No. 4,783,623. CellNet recently filed its notice of appeal in this action.

The consolidated complaint of Jere Settle and Karen Zully v. John M. Seidl, et al., No. 398464, filed in the Superior Court of California for the County of San Mateo, is a purported class action on behalf of CellNet's stockholders against CellNet, certain of its officers and directors and underwriters of CellNet's initial public offering seeking unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which CellNet issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that CellNet was obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. The complaint was dismissed on February 9, 1998, without leave to amend. Plaintiffs filed an appeal in the California Court of Appeal, which is pending. In the opinion of CellNet, the ultimate outcome of the appeal is not expected to have a material adverse effect on CellNet's business, operating results, financial condition and cash flows.

                                   49 CELLNET

CELLNET'S COMMON STOCK PRICE IS VOLATILE.

The trading price of CellNet's common stock has been highly volatile since CellNet's initial public offering and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including:

    - quarterly variations in operating results;

    - signing new services contracts or securing new customers;

    - consolidations in the industry;

    - technological innovations or the introduction of new products by CellNet or its competitors;

    - developments in patents or other intellectual property rights;

    - general conditions in the network meter reading services industry and other industries in which CellNet's services are provided;

    - comments or recommendations issued by analysts who follow CellNet and its competitors; and

    - general economic and market conditions.

In addition, in some future period CellNet's operating results could be below the expectations of public market analysts and investors. In such event, the price of CellNet's common stock could be materially and adversely affected. Additionally, the stock market in general, and the market for technology stocks in particular, have recently experienced extreme price and volume fluctuations that are not related to the operating performance of particular companies. These broad market fluctuations could have a significant impact on the market price of the common stock and the Preferred Securities.

CELLNET HAS DECLARED NO DIVIDENDS ON COMMON STOCK AND IS RESTRICTED FROM DOING SO IN THE FUTURE.

CellNet has not declared or paid any dividends on its common stock since its inception. CellNet currently anticipates that it will retain all of its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends on the common stock in the foreseeable future. In addition, CellNet's existing financing arrangements restrict the payment of any dividends on the common stock.

RISKS ASSOCIATED WITH A SUBSTANTIAL PORTION OF SHARES ELIGIBLE FOR FUTURE SALE.

A substantial portion of CellNet's common stock is presently eligible for immediate sale in the public market subject, in the case of certain shares, to the limitations of Rules 144, 144(k) or 701 under the Securities Act. In addition, the holders of a significant number of such shares of common stock are entitled to certain registration rights with respect to such shares and the number of shares sold in the public market could increase substantially upon exercise of such registration rights.

RISKS RELATED TO PREFERRED SECURITIES OF FUNDING.

In May 1998, Funding, a wholly-owned finance subsidiary of CellNet, completed an offering of Preferred Securities which will fully accrete to a face value of $110.0 million on June 1, 2010. The Preferred Securities bear a cumulative dividend at the rate of 7% per annum. Funding has purchased Treasury Strips sufficient in amount to pay cash dividends on the Preferred Securities through June 1, 2001 and has deposited the Treasury Strips in escrow with the Escrow Agent for the benefit of the holders of the Preferred Securities. Funding is required to pay quarterly dividends in cash on the Preferred Securities through June 1, 2001, and thereafter, in cash or shares of CellNet common stock, at the option of Funding. The first two dividend payments were made on September 1 and December 1, 1998 in the amount of $2.2 million and $1.9 million, respectively. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. CellNet

                                   50 CELLNET
has provided the holders of the Preferred Securities certain guarantees of payment of dividends, distributions, and redemptions. The Preferred Securities involve a high degree of risk, and accordingly, reference must be made to the Risk Factors and other cautionary statements set forth in the Registration Statement on Form S-3 in respect of the Preferred Securities and in Funding's Reports on Form 10-K and Form 10-Q and other filings by Funding with the Securities and Exchange Commission.

RISKS ASSOCIATED WITH CELLNET'S ANTI-TAKEOVER PROVISIONS.

On November 24, 1998 (the "Rights Dividend Declaration Date"), the Board of Directors of CellNet adopted a Stockholder Rights Plan (the "Rights Plan") and declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of common stock. The dividend was paid to stockholders of record on December 21, 1998 (the "Record Date"). In addition, one Right will be issued with each share of common stock that becomes outstanding between the Record Date and the earlier to occur of the Distribution Date (as defined below) and the Expiration Date (as defined below). This includes common stock that is issued upon conversion of securities convertible into common stock such as stock options, warrants, and the Preferred Securities.

The Distribution Date will occur, if at all, on the earlier of (a) the close of business on the tenth (10(th)) day after a person or group acquires beneficial ownership of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities), and (b) the close of business on the tenth (10th) business day after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities).

The Rights may not be exercised prior to the Distribution Date. Following the Distribution Date, each Right will entitle the holder to purchase for $50.00 (the "Exercise Price") one one-thousandth (1/1000) of a share of CellNet's Series A Participating Preferred Stock, $0.001 par value per share (the "Preferred Stock") subject to certain adjustments in both price and number of shares.

If a person or group acquires beneficial ownership of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities) (an "Acquiring Person"), then each Right (other than Rights owned by an Acquiring Person or its affiliates) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of CellNet's common stock having a then current market value of twice the Exercise Price.

If, after an Acquiring Person acquires beneficial ownership of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities), (a) CellNet merges into another entity, (b) an acquiring entity merges into CellNet, or (c) CellNet sells more than fifty percent (50%) of its assets or earning power, then each Right (other than Rights owned by an Acquiring Person or its affiliates) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of the common stock of the person or entity engaging in the transaction having a then current market value of twice the Exercise Price.

At any time after an Acquiring Person acquires beneficial ownership of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities) and prior to the acquisition by the Acquiring Person of fifty percent (50%) of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities), the Board of Directors may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates), in whole or in part, for shares of CellNet's common stock at an exchange ratio of one (1) share of common stock per Right (subject to certain adjustments).

                                   51 CELLNET

The Rights are redeemable at CellNet's option (with the approval of the Board of Directors) at any time prior to the close of business on the day (prior to the Expiration Date) of a public announcement that an Acquiring Person has acquired beneficial ownership of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities). Upon exercise of CellNet's option to redeem the Rights, holders will be entitled to receive a redemption payment of $0.001 per Right (subject to certain adjustments) payable in cash or in shares of CellNet's common stock.

The Rights expire (the "Expiration Date") on the earliest of (a) November 24, 2008, (b) the consummation of any of the following transactions--(i) CellNet merges into another entity, (ii) an acquiring entity merges into CellNet, or
(iii) CellNet sells more than fifty percent (50%) of its assets or earning power, (c) the effective date of a redemption of the Rights determined by the Board of Directors, and (d) the time at which the Board of Directors orders an exchange of the Rights.

Under certain circumstances, Rights beneficially owned by an Acquiring Person or an affiliate or associate of an Acquiring Person and any subsequent holder of such Rights may become null and void. The Rights have no voting rights. The Rights have the benefits of certain customary anti-dilution provisions.

The foregoing is a summary of certain principal terms of the Rights Plan and is qualified in its entirety by reference to the terms of the Rights Agreement pursuant to which the Rights have been issued. A copy has been filed with the Securities and Exchange Commission on Form 8-A dated December 9, 1998.

The Rights Plan was adopted to provide protection to CellNet's stockholders in the event of an unsolicited attempt to acquire CellNet on terms that are not in the stockholders' best interests. The Rights Plan does not prevent an acquisition of CellNet, impact CellNet's ability to negotiate a transaction on mutually agreeable terms, or limit CellNet's flexibility in responding to offers. The Rights Plan is designed to prevent the use of coercive and/or abusive takeover techniques and to encourage any potential acquiror to negotiate directly with the Board of Directors for the benefit of all stockholders. The Rights Plan is also designed to afford the Board of Directors adequate time within which to consider any takeover proposal and, if appropriate, to explore alternatives. In addition, the Rights Plan is intended to provide increased assurance that a potential acquiror would pay an appropriate control premium in connection with any acquisition of CellNet. Nevertheless, the Rights Plan could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of CellNet.

CellNet is authorized to issue additional shares of undesignated preferred stock. The Board of Directors has the authority, without further action by the stockholders, to issue such stock in one or more series, to fix the rights, preferences, privileges and restrictions thereof. The issuance of such stock may also have the effect of delaying, deferring or preventing a change in control of CellNet, may discourage bids for CellNet's common stock at a premium over its market price and may materially and adversely affect the market price of and the voting and other rights of the holders of common stock. In addition, CellNet is, and will continue to be, subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of CellNet. Furthermore, upon a change of control, the holders of CellNet's outstanding 1997 Notes are entitled, at their option, to be repaid in cash. Such provisions may have the effect of delaying or preventing changes in control or management of CellNet. All of these factors could materially and adversely affect the price of CellNet's common stock and the Preferred Securities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

CellNet uses senior notes, revolving credit agreements and mandatorily redeemable preferred securities to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest expose CellNet to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate

                                   52 CELLNET
which are used to determine the interest rates that are applicable to borrowings under revolving credit agreements with two wholly-owned subsidiaries of CellNet. The revolving credit agreements require the subsidiaries to partially hedge the interest rate exposure using off-balance sheet derivative financial instruments. CellNet did not have off-balance sheet derivative instruments in place at December 31, 1998, but anticipates having such off-balance sheet derivative instruments in place in 1999.

The information below summarizes CellNet's financial instruments exposed to market risks associated with fluctuations in interest rates as of December 31, 1998. To the extent CellNet's financial instruments expose CellNet to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for CellNet's senior notes, revolving credit agreements and mandatorily redeemable preferred securities in effect at December 31, 1998 and, in the case of the senior notes and mandatorily redeemable preferred securities, exclude the potential exercise of the relevant redemption features. The Notes to the consolidated financial statements contain descriptions of CellNet's senior notes, revolving credit agreements and mandatorily redeemable preferred securities, and should be read in conjunction with the table below (in thousands).

                                                                YEAR OF MATURITY                                    TOTAL DUE
                                          -------------------------------------------------------------                AT
                                             1999         2000         2001         2002        2003     THEREAFTER MATURITY
                                              ---          ---          ---          ---      ---------  ---------  ---------
Senior Notes -- Fixed Rate..............          --           --           --           --          --  $ 654,133  $ 654,133
  Interest Rate.........................          --           --           --           --          --        14%
Mandatorily Redeemable Preferred
  Securities -- Fixed Rate..............          --           --           --           --          --  $ 110,000  $ 110,000
  Interest Rate.........................          --           --           --           --          --       7.0%
Revolving Credit Agreements -- Variable
  Rate..................................          --           --           --           --   $   1,163  $  30,187  $  31,350
  Average Interest Rate.................          --           --           --           --        7.9%       8.2%

                                            FAIR
                                            VALUE
                                          ---------
Senior Notes -- Fixed Rate..............  $ 104,661
  Interest Rate.........................
Mandatorily Redeemable Preferred
  Securities -- Fixed Rate..............  $  57,200
  Interest Rate.........................
Revolving Credit Agreements -- Variable
  Rate..................................  $  31,350
  Average Interest Rate.................

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   53 CELLNET

      [LOGO]

INDEPENDENT AUDITORS' REPORT

CellNet Data Systems, Inc.:

We have audited the accompanying consolidated balance sheets of CellNet Data Systems, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CellNet Data Systems, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 2, 1999

                                   54 CELLNET

                           CELLNET DATA SYSTEMS, INC.

CONSOLIDATED
      BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------------------

DECEMBER 31,                                                              1998      1997
------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                             $ 35,505  $111,112
  Short-term investments                                                  50,728    36,946
  Accounts receivable -- trade                                             5,022     1,519
  Accounts receivable -- other                                             2,442     5,123
  Prepaid expenses and other                                               1,358     2,060
------------------------------------------------------------------------------------------
    Total current assets                                                  95,055   156,760
Networks -- net                                                          176,090    92,308
Network components and inventory                                          32,616    24,225
Restricted cash                                                           17,984        --
Property -- net                                                           16,499    16,061
Debt issuance costs and other -- net                                       5,818     4,631
------------------------------------------------------------------------------------------
Total assets                                                            $344,062  $293,985
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                      $ 11,703  $ 11,706
  Accrued compensation and related benefits                                4,970     2,189
  Accrued liabilities                                                      4,168     2,655
  Current portion of capital lease obligations                               691       466
------------------------------------------------------------------------------------------
    Total current liabilities                                             21,532    17,016
------------------------------------------------------------------------------------------
Senior notes                                                             316,709   268,673
Revolving credit agreements                                               31,350        --
Deferred revenue                                                           5,339     5,620
Capital lease obligations                                                    437       412
Commitments and contingencies (Notes 10 and 11)                               --        --
Mandatorily redeemable preferred securities of subsidiary holding
    solely Company preferred stock                                       106,191        --
Stockholders' equity (deficit):
  Preferred stock -- $.001 par value; 15,000,000 shares authorized; no
    shares outstanding                                                        --        --
  Common stock -- $.001 par value; 100,000,000 shares authorized;
    shares outstanding: 1998, 42,494,406; 1997, 41,845,475               211,672   209,996
  Notes receivable from sale of common stock                                (640)     (676)
  Warrants                                                                74,545    74,546
  Accumulated deficit                                                   (423,085) (281,599)
  Net unrealized gain (loss) on short-term investments                        12        (3)
------------------------------------------------------------------------------------------
    Total stockholders' equity (deficit)                                (137,496)    2,264
------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)                    $344,062  $293,985
------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   55 CELLNET

                           CELLNET DATA SYSTEMS, INC.

CONSOLIDATED
      STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                                  1998      1997      1996
----------------------------------------------------------------------------------------------------
Revenues:
  Network service revenues                                              $ 11,231  $  5,060  $  1,210
  Product revenues                                                           813       493       368
  License fees and other revenues                                            965       289        91
----------------------------------------------------------------------------------------------------
    Total revenues                                                        13,009     5,842     1,669
----------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of network operations                                              30,423    18,322     8,100
  Cost of product and other revenues                                       1,276       585       329
  Research and development                                                30,197    27,524    25,394
  Marketing and sales                                                     11,988    10,148     6,021
  General and administrative                                              17,926    15,670    12,036
  Depreciation and amortization                                           18,449    11,973     6,123
----------------------------------------------------------------------------------------------------
    Total costs and expenses                                             110,259    84,222    58,003
----------------------------------------------------------------------------------------------------
  Loss from operations                                                   (97,250)  (78,380)  (56,334)
  Equity in loss of unconsolidated affiliate                              (2,851)   (2,834)       --
  Other income (expense):
    Interest income                                                        7,524     8,190     7,372
    Interest expense, net of capitalized interest                        (43,769)  (29,334)  (23,823)
    Other -- net                                                            (185)     (108)       96
----------------------------------------------------------------------------------------------------
    Total other income (expense), net                                    (36,430)  (21,252)  (16,355)
----------------------------------------------------------------------------------------------------
Loss before provision for income taxes, dividends and accretion on preferred securities and extraordinary loss on early extinguishment
  of 1995 Senior Notes                                                  (136,531) (102,466)  (72,689)
Provision for income taxes                                                     4         1         5
----------------------------------------------------------------------------------------------------
Loss before dividends and accretion on preferred securities and
  extraordinary loss on early extinguishment of 1995 Senior Notes       (136,535) (102,467)  (72,694)
Dividends and accretion on preferred securities                           (4,951)       --        --
----------------------------------------------------------------------------------------------------
Loss before extraordinary loss on early extinguishment of 1995 Senior
  Notes                                                                 (141,486) (102,467)  (72,694)
Extraordinary loss on early extinguishment of 1995 Senior Notes               --   (11,417)       --
----------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                              (141,486) (113,884)  (72,694)
----------------------------------------------------------------------------------------------------
Other comprehensive income -- Unrealized gain on short-term
  investments                                                                 15        --        --
----------------------------------------------------------------------------------------------------
Comprehensive loss                                                      $(141,471) $(113,884) $(72,694)
----------------------------------------------------------------------------------------------------
Basic and diluted earnings per share:
  Before extraordinary loss on early extinguishment of 1995 Senior
    Notes                                                               $  (3.40) $  (2.59) $  (6.08)
  Extraordinary loss on early extinguishment of 1995 Senior Notes             --     (0.29)       --
----------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                              $  (3.40) $  (2.88) $  (6.08)
----------------------------------------------------------------------------------------------------
Shares used in computing earnings per share                               41,632    39,506    11,963
----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   56 CELLNET

                           CELLNET DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF
      STOCKHOLDERS' EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                NET
                                                                                                            UNREALIZED
                       CONVERTIBLE PREFERRED                           NOTES                                GAIN (LOSS)
                               STOCK              COMMON STOCK       RECEIVABLE                              ON SHORT-
                       ---------------------  --------------------  FROM SALE OF              ACCUMULATED      TERM
                         SHARES      AMOUNT     SHARES     AMOUNT   COMMON STOCK   WARRANTS     DEFICIT     INVESTMENTS     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, January 1,
 1996                    9,136,675  $ 27,195   5,034,262  $ 27,608    $(866)        $2,984      $(95,021)      $(3)       $ (38,103)

Sale of common stock
 in public offering
 (net of issuance
 costs of $7,841)               --        --   5,000,000    92,159       --             --            --        --           92,159
Exercise of Series BB
 warrants                1,410,600     1,179          --        --       --             --            --        --            1,179
Conversion of Series
 CC redeemable
 preferred stock upon
 public offering                --        --   6,431,536    29,486       --             --            --        --           29,486
Conversion of Series
 AA, BB, and DD
 preferred stock upon
 public offering       (10,547,275)  (28,374) 19,683,950    28,374       --             --            --        --               --
Common stock issued
 under stock plans              --        --     866,775       186       --             --            --        --              186
Sale of common stock
 in private
 placements                     --        --   1,579,404    28,000       --             --            --        --           28,000
Repurchase of common
 stock                          --        --     (58,410)      (20)      --             --            --        --              (20)
Collection of notes
 receivable                     --        --          --        --       52             --            --        --               52
Net loss applicable
 to common
 stockholders                   --        --          --        --       --             --       (72,694)       --          (72,694)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, December
 31, 1996                       --        --  38,537,517   205,793     (814)         2,984      (167,715)       (3)          40,245

Exercise of common
 stock warrants
 issued in connection
 with 1995 Senior
 Notes                          --        --   2,599,986     2,987       --         (2,974)           --        --               13
Expiration of common
 stock warrants                 --        --          --         9       --             (9)           --        --               --
Common stock issued
 under stock plans              --        --     707,972     1,207       --             --            --        --            1,207
Common stock warrants
 issued in connection
 with 1997 Senior
 Notes                          --        --          --        --       --         74,545            --        --           74,545
Collection of notes
 receivable                     --        --          --        --      138             --            --        --              138
Net loss applicable
 to common
 stockholders                   --        --          --        --       --             --      (113,884)       --         (113,884)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, December
 31, 1997                       --        --  41,845,475   209,996     (676)        74,546      (281,599)       (3)           2,264
Common stock issued
 under stock plans              --        --     644,398     1,683       --             --            --        --            1,683
Exercise of common
 stock warrants                 --        --      36,933         1       --             (1)           --        --               --
Repurchase of
 unvested common
 stock and
 cancellation of
 related note
 receivable                     --        --     (32,400)       (8)       8             --            --        --               --
Collection of notes
 receivable                     --        --          --        --       28             --            --        --               28
Net unrealized gain
 on short-term
 investments                    --        --          --        --       --             --            --        15               15
Net loss applicable
 to common
 stockholders                   --        --          --        --       --             --      (141,486)       --         (141,486)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, December
 31, 1998                       --  $     --  42,494,406  $211,672    $(640)       $74,545     $(423,085)      $12        $(137,496)
-----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   57 CELLNET

                           CELLNET DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF
      CASH FLOWS

(IN THOUSANDS)
------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                                  1998       1997       1996
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common stockholders                            $(141,486) $(113,884) $(72,694)
  Adjustments to reconcile net loss applicable to common stockholders to net cash used for operating activities:
    Depreciation and amortization                                          18,449     11,973     6,123
    Accretion on senior notes                                              43,181     28,631    23,113
    Accretion on preferred securities                                         202         --        --
    Write-off of remaining 1995 Senior Note debt issuance costs                --      4,791        --
    Accelerated accretion on 1995 Senior Notes                                 --      3,127        --
    1997 Senior Notes issued as non-cash consent fees                          --        912        --
    Amortization of debt issuance costs                                       424        566       600
    Loss (gain) on disposition of property                                      3         59        (1)
    Equity in loss of unconsolidated affiliate                              2,851      2,834        --
    Other                                                                   1,486         --        --
    Changes in:
      Accounts receivable -- trade                                         (3,503)      (669)      310
      Accounts receivable -- other                                          2,681     (3,859)     (306)
      Prepaid expenses and other                                              702       (936)     (184)
      Accounts payable                                                         (3)     3,573       892
      Accrued compensation and related benefits                             2,781       (182)    1,018
      Accrued liabilities and deferred revenue                              2,588      5,969       (31)
------------------------------------------------------------------------------------------------------
        Net cash used for operating activities                            (69,644)   (57,095)  (41,160)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Networks                                                                (90,669)   (45,391)  (35,944)
  Network components and inventory                                         (8,391)   (13,014)      453
  Purchase of property                                                     (8,044)   (10,668)   (9,012)
  Proceeds from sale of property                                               19         20        11
  Investment in unconsolidated affiliate                                   (4,207)    (1,478)       --
  Purchase of short-term investments                                     (120,899)   (43,139) (329,674)
  Proceeds from sales and maturities of short-term investments            107,132     60,836   370,810
  Increase in restricted cash                                             (21,486)        --        --
  Proceeds from maturity of restricted cash                                 4,107         --        --
  Other assets                                                               (244)      (419)     (309)
------------------------------------------------------------------------------------------------------
        Net cash used for investing activities                           (142,682)   (53,253)   (3,665)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred securities, net of issuance
    costs                                                                 105,989         --        --
  Issuance of Senior Notes and warrants                                        --    100,324        --
  Debt issuance costs                                                      (1,367)    (4,004)     (210)
  Proceeds from revolving credit agreements                                31,350         --        --
  Repayment of capital lease obligations                                     (688)      (450)     (307)
  Proceeds from exercise of preferred stock warrants                           --         --     1,179
  Proceeds from sale of common stock, net of repurchases                    1,407      1,220   120,325
  Collection of note receivable from sale of common stock                      28        138        52
------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                         136,719     97,228   121,039
------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (75,607)   (13,120)   76,214
CASH AND CASH EQUIVALENTS, Beginning of year                              111,112    124,232    48,018
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, End of year                                  $  35,505  $ 111,112  $124,232
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases                          $     938  $     654  $    161
  Capitalized interest on networks                                      $   4,855  $   3,047  $  1,537
  Conversion of preferred stock and warrants into common stock          $       1  $      --  $ 57,860
  Repurchase of unvested common stock and cancellation of related note
    receivable                                                          $       8  $      --  $     --
  Change in unrealized gain on short-term investments                   $      15  $      --  $     --
  Exchange of 1995 Senior Notes for 1997 Senior Notes                   $      --  $ 231,039  $     --
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                $     127  $     113  $    110
  Cash paid for income taxes                                            $       4  $       1  $      5
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   58 CELLNET

                           CELLNET DATA SYSTEMS, INC.

NOTES TO CONSOLIDATED

                  FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS. Since 1993, CellNet Data Systems, Inc. and subsidiaries (the Company or CellNet) has focused all of its resources and efforts on the development and deployment of its CellNet wireless data communication system to provide automated network meter reading and other services to the utility industry and to providers of non-utility services. The Company's primary activities since 1993 have included research and development, prototype product development, field testing, commercial network installation, provision of wireless data communication services, and raising the financing required to support the development and deployment of its CellNet wireless data communication system.

   The Company provides its services to utility companies, energy service providers and other customers pursuant to contract. The contracts vary in length, generally, from 5 to 20 years. Utilities have up to two five-year renewal options in certain instances on substantially similar terms. Utilities also have the option in certain instances to terminate their contracts early at various times during the initial term, commencing as early as the seventh contract year under the longer term contracts, upon payment of specified amounts which are intended to allow the Company to recover its then unamortized network endpoint costs based upon agreed prices for such equipment. No assurance can be given that any such renewal and/or early termination options will or will not be exercised.

   The Company does not expect to receive revenues sufficient to meet anticipated operating costs and expenses during 1999. Management plans to increase operations through the installation of additional networks for other utility companies and other non-utility clients and intends to fund these operations through additional debt and equity financings.

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

                                   59 CELLNET

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

   CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company sells its products and services and installs its networks primarily to utility companies in the United States. To reduce credit risk related to accounts receivable, the Company periodically evaluates its customers' financial condition. Collateral is generally not required. Four customers accounted for 41%, 24%, 13% and 11% of trade accounts receivable at December 31, 1998. Three of these customers accounted for 49%, 28% and 15% of revenues for the year ended December 31, 1998. Two of these customers accounted for 57% and 31% of trade accounts receivable at December 31, 1997 and for 47% and 41% of revenues for the year then ended. The same two customers accounted for 69% and 21% of revenues for the year ended December 31, 1996. Concentration of credit risk is expected to decrease as the Company deploys additional networks and provides its services to an increasing number of customers.

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

   NETWORKS, NET. Networks, which are stated at cost, include both equipment assembled at the Company and systems installed or partially installed at customer sites. Interest is capitalized using the Company's cost of debt until the point in the installation at which each network begins generating revenue. Accordingly, $4,855,000, $3,047,000 and $1,537,000 of interest was capitalized during 1998, 1997 and 1996, respectively. Depreciation is computed on a straight-line basis over the shorter of the estimated useful lives of the network assets or the contract's life from initial revenue generation until contract termination. Depreciation commences when the network begins generating significant revenue, typically when network installation is approximately 50% complete. At December 31, 1998 and 1997, accumulated depreciation was $16,140,000 and $6,212,000, respectively.

   NETWORK COMPONENTS AND INVENTORY. Network components and inventory are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1998, network components and inventories consist primarily of purchased and in-process materials to be included in the Company's installed networks. Once the assembly process is complete, the inventory item is transferred to a particular network location.

   RESTRICTED CASH. Restricted cash includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001 (see Note 7). These proceeds were invested in U.S. Treasury Strips and were placed in escrow upon the closing of the offering of the Preferred Securities and mature at each of the dividend payment dates. Restricted cash is stated at amortized cost.

   PROPERTY, NET. Property and leasehold improvements are stated at cost. Depreciation and amortization are computed on a straight-line basis over estimated useful lives of three to five years or the capital lease term, if shorter.

   IMPAIRMENT OF LONG-LIVED ASSETS. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered; such review is

                                   60 CELLNET
   performed by comparing the undiscounted cashflows associated with the asset to the asset's carrying value. If an impairment is identified, the asset is written down to its fair value.

   INVESTMENT IN UNCONSOLIDATED AFFILIATE. The investment is accounted for using the equity method (see Note 3). Equity in loss of unconsolidated affiliate is based upon the Company's beneficial interest.

   DEBT ISSUANCE COSTS. Debt issuance costs associated with the senior notes are capitalized and amortized using the effective interest method over the lives of the related debt. Financing fees incurred in connection with the revolving credit agreements (see Note 6), are capitalized and amortized using the straight-line method over the terms of the agreements.

   SEGMENT INFORMATION. In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment: the design, development and operation of its CellNet wireless data communication system to provide automated network meter reading and other services to the utility industry. The Company operates exclusively in the United States.

   RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS 133 is effective for quarters of fiscal years beginning after June 15, 1999. The Company has not fully assessed the implications of this new standard.

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

   FAIR VALUE OF FINANCIAL INSTRUMENTS. The recorded carrying amounts of the Company's financial instruments, namely cash and cash equivalents and short-term investments, approximate their fair value. The estimated fair value of the Company's 1997 Senior Notes was approximately $104,661,000 and $223,350,000 at December 31, 1998 and 1997, respectively. The estimated fair value of the Company's preferred securities was approximately $57,200,000 at December 31, 1998. The estimated fair values of cash equivalents, short-term investments and preferred securities are based on quoted market prices, and the estimated fair value of the Senior Notes is based on information provided by the initial purchaser of the original notes.

   COMPREHENSIVE LOSS. In 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires an enterprise to report, by major components and as a single total, the change in net assets during the period

                                   61 CELLNET
   from nonowner sources. Statements of comprehensive loss for the years ended December 31, 1998, 1997 and 1996 have been included with the statements of operations.

   NET LOSS PER SHARE. Basic EPS for all periods presented is computed by dividing net loss by the weighted average number of common shares outstanding (excluding shares subject to repurchase -- see Note 8). Diluted EPS for all periods presented is the same as basic EPS since all other potential dilutive securities (common stock subject to repurchase, common stock options and warrants and preferred securities) are excluded as they are anti-dilutive.

2.  SHORT-TERM INVESTMENTS

   The fair value and the amortized cost of short-term investments at December 31, 1998 and 1997 are presented below. Fair values are based on quoted market prices obtained from the Company's broker. All of the Company's short-term investments are classified as available-for-sale, since the Company intends to sell them as needed for operations. The tables present the unrealized holding gains and losses related to each category of investment security (in thousands).

------------------------------------------------------------------------------------------------

                                                                 Unrealized Unrealized
                                                      Amortized   Loss on    Gain on    Market
DECEMBER 31, 1998                                       Cost     Investment Investment   Value
------------------------------------------------------------------------------------------------

Certificates of deposit                               $   8,000        $--        $17  $   8,017

Auction-rate preferred stock                             23,805         (5)        --     23,800

Corporate debt securities                                53,446         (4)         4     53,446
------------------------------------------------------------------------------------------------

Total                                                    85,251         (9)        21     85,263

Less amounts included in cash and cash equivalents      (34,535)        --         --    (34,535)
------------------------------------------------------------------------------------------------

                                                      $  50,716        $(9)       $21  $  50,728
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                                                 Unrealized Unrealized
                                                      Amortized   Loss on    Gain on    Market
DECEMBER 31, 1997                                       Cost     Investment Investment   Value
------------------------------------------------------------------------------------------------

Certificates of deposit                               $   7,298        $(4)       $--  $   7,294

Auction-rate preferred stock                             27,700         --         --     27,700

Corporate debt securities                               113,016         --          1    113,017
------------------------------------------------------------------------------------------------

Total                                                   148,014         (4)         1    148,011

Less amounts included in cash and cash equivalents     (111,065)        --         --   (111,065)
------------------------------------------------------------------------------------------------
                                                      $  36,949        $(4)        $1  $  36,946
------------------------------------------------------------------------------------------------

                                   62 CELLNET

   The final maturity periods of short-term investments at December 31, 1998 are as follows (in thousands):

-------------------------------------------------------------------------------------------

                                                         Market Value of Maturities
                                                 ------------------------------------------
                                                             Greater
                                                  Within     than 10
                                                 One Year     Years      Total
-------------------------------------------------------------------------------------------

Certificates of deposit                          $   8,017  $      --  $   8,017

Auction-rate preferred stock                            --     23,800     23,800

Corporate debt securities                           53,446         --     53,446
-------------------------------------------------------------------------------------------

Total                                               61,463     23,800     85,263

Less amounts included in cash and cash
 equivalents                                       (34,535)        --    (34,535)
-------------------------------------------------------------------------------------------

                                                 $  26,928  $  23,800  $  50,728
-------------------------------------------------------------------------------------------

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

3.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

   In 1996, the Company and Bechtel Enterprises, Inc. formed BCN Data Systems L.L.C. (BCN) to deploy the Company's technology outside the United States. The Company participates in the BCN joint venture and generally is allocated 50% of BCN's net income or loss. The investment in BCN is accounted for using the equity method. For the years ended December 31, 1998 and 1997, the Company recognized $2,851,000 and $2,834,000, respectively, as its share of BCN's losses. No losses were recognized in 1996. The Company's cumulative contributions were $5,685,000 at December 31, 1998. At December 31, 1998, there is no remaining investment in BCN as the Company's cumulative share of BCN's losses equaled the Company's cumulative capital contributions. In 1997, the Company made capital contributions of $1,478,000, and the Company's share of BCN's losses in excess of such capital contributions is recorded in accrued liabilities (see Note 5).

   Under a license and consulting services agreement completed in 1997, BCN has agreed to reimburse the Company for certain costs incurred by the Company in adapting the Company's technology for use by BCN outside the United States. In 1998 and 1997, the Company recorded $245,000 and $2,755,000, respectively, as an offset to research and development expenses for the reimbursement of such costs. In 1997, the Company sold its operating subsidiary, DAC (UK) Limited, at cost to BCN.

                                   63 CELLNET

4.  PROPERTY

   Property consists of (in thousands):

-------------------------------------------------------------------------------------------
DECEMBER 31,                                                             1998       1997
-------------------------------------------------------------------------------------------

Office furniture and equipment                                         $  21,649  $  14,944

Manufacturing equipment and tools                                         13,362     11,338

Engineering equipment                                                      5,119      4,969

Vehicles                                                                     231        231
-------------------------------------------------------------------------------------------

Total                                                                     40,361     31,482

Accumulated depreciation and amortization                                (23,862)   (15,421)
-------------------------------------------------------------------------------------------

Total                                                                  $  16,499  $  16,061
-------------------------------------------------------------------------------------------

5.  ACCRUED LIABILITIES

   Accrued liabilities consist of (in thousands):

----------------------------------------------------------------------------------------------

DECEMBER 31,                                                                1998       1997
----------------------------------------------------------------------------------------------

Property taxes                                                            $   1,780  $      --

Professional services                                                           687        332

Dividends on preferred securities (see Note 7)                                  642         --

Accrued contractual obligations                                                 579        195

Deferred revenue                                                                345        620

Loss in excess of investment in unconsolidated affiliate (see Note 3)            --      1,356

Other                                                                           135        152
----------------------------------------------------------------------------------------------

Total                                                                     $   4,168  $   2,655
----------------------------------------------------------------------------------------------

6.  SENIOR NOTES AND CREDIT AGREEMENTS

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

                                   64 CELLNET

   Aggregate proceeds of $74,545,000 were attributed to the 1997 Warrants. The 1997 Notes were issued at an initial accreted value of $257,730,000 and will fully accrete to a face value of $654,133,000 on October 1, 2002. From and after October 1, 2002, the 1997 Notes will begin to accrue interest payable in cash at an annual rate of 14% payable each April 1 and October 1, commencing April 1, 2003.

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

   The 1997 Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and PARI PASSU with all existing and future senior indebtedness of the Company. The Indenture pursuant to which the 1997 Notes were issued contains certain covenants that, among other things, limit the ability of the Company to make dividend payments, make investments (including investments in affiliates), repurchase outstanding shares of stock, prepay other debt obligations, incur additional indebtedness, effect asset dispositions, engage in sale and leaseback transactions, consolidate, merge or sell all or substantially all of the Company's assets, or engage in transactions with affiliates, or effect certain transactions by its restricted subsidiaries (as defined). The Company was in compliance with the financial covenants of the Indenture at December 31, 1998.

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

   In December 1997, the Company exchanged the unregistered 1997 Notes for an equal number of Series B 14% Senior Notes with identical terms (the New 1997 Notes) registered under the Securities Act. Costs associated with the Company's registration of the New 1997 Notes under the Securities Act have been capitalized as part of debt issuance costs.

   REVOLVING CREDIT AGREEMENTS. In November 1998, CellNet Data Services (KC), Inc. and CellNet Data Services (SL), Inc. (CellNet KC and CellNet SL, respectively, or the Borrowers collectively), wholly-owned subsidiaries of the Company, each entered into a reducing revolving credit agreement (the Agreements) with a group of banks. The Agreements provide for borrowings of up to $15,000,000 and $60,000,000 for CellNet KC and CellNet SL, respectively and expire in December 2007. At December 31, 1998, outstanding borrowings under the Agreements for CellNet KC and CellNet SL were $12,600,000 and $18,750,000, respectively. The Agreements provide for quarterly reductions in the availability of borrowings commencing 2001 through the remaining term of the Agreement. In addition, borrowings outstanding under the Agreements are subject to mandatory prepayment (i) with the proceeds of certain asset sales and (ii) on an annual basis up to 12.5% of the Borrowers Excess Cash Flow (as defined in the Agreements).

                                   65 CELLNET

   The Borrowers pay an annual commitment fee which fluctuates based on the Borrower's Leverage Ratio (as defined in the Agreements) on the unused portion of their available borrowings.

   The Agreements contain covenants which limit the ability of the Borrowers to incur additional indebtedness, create liens, pay dividends or make distributions, consolidate, merge or sell all or substantially all of their assets, guarantee obligations of other entities, or enter into transactions with affiliates. Additionally, the Agreements require the Borrowers to maintain compliance with certain operating and financial covenants, including minimum revenue, minimum operating cash flow, maximum capital expenditures, leverage ratio, pro forma debt service ratio and an interest coverage ratio. Borrowings under the Agreements are secured by the Borrower's assets, contracts and leases. At December 31, 1998, the Borrowers were in compliance with the above covenants.

   The Agreements bear interest at rates, which are at the Borrower's option, based upon (i) the higher of Prime Rate or the Federal Funds Rate plus 0.5% (Base Rate) plus a variable margin or (ii) the Eurodollar rate plus a variable margin. The margin fluctuates based on the Borrower's Leverage Ratio from 0.125% to 1.5% on CellNet KC's Base Rate and 0.5% to 1.875% on CellNet SL's Base Rate and 1.5% to 2.875% on CellNet KC's Eurodollar rate and 1.125% to 2.5% on CellNet SL's Eurodollar rate. The weighted average interest rates at December 31, 1998 were 7.94% and 8.31% for CellNet KC and CellNet SL, respectively. As of December 31, 1998, outstanding borrowings for Cellnet SL mature beginning in 2004 through 2007. As of December 31, 1998, outstanding borrowings for CellNet KC mature as follows: 2003, $1,163,000; thereafter, $30,187,000.

   CUSTOMER LINE OF CREDIT. CellNet Data Services (SE), Inc. (CellNet SE), a wholly-owned subsidiary of the Company, entered into a term loan agreement (Term Loan) with one of its customers. The Term Loan provides for borrowings of up to $40,000,000. The Term Loan provides for up to one drawdown per month, bears interest at 6.5% per annum and is secured by CellNet SE's assets, including contracts and leases. The Term Loan documents contain covenants which limit the ability of CellNet SE to incur additional indebtedness, create liens, pay dividends or make distributions, consolidate, merge or sell all or substantially all of their assets, guarantee obligations of other entities, or enter into transactions with affiliates. The drawdowns are payable on the fifth anniversary of the initial drawdown. Interest on the drawdowns is payable quarterly, beginning with the first calendar quarter after the initial drawdown. There have been no drawdowns as of December 31, 1998.

7.  MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

   In May 1998, a new subsidiary of the Company, CellNet Funding, LLC (Funding) completed the sale of 7% Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the Preferred Securities) for gross proceeds of $110,000,000. Net proceeds from the offering, after offering costs, were approximately $105,989,000. The recorded amount of the Preferred Securities will fully accrete to the face value of $110,000,000 on June 1, 2010. The restricted cash at December 31, 1998 of approximately $17,984,000 includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury Strips (the Treasury Strips) which were placed in escrow upon the closing of the offering of the Preferred Securities. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the Escrow Agent) pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through September 1, 2001. Dividend payments were made in 1998 for a total of $4,107,000 from proceeds of the Treasury Strips.

   The Preferred Securities consist of 4,400,000 exchangeable preferred securities of Funding that bear a cumulative dividend at the rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and

                                   66 CELLNET

   December 1. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of Company common stock, at the option of Funding. The Preferred Securities are exchangeable at any time prior to June 1, 2010, at the option of the holders, into Company common stock, at a rate of 1.8328 shares of Company common stock per Preferred Security, or $13.64 per share, subject to adjustment. On or prior to June 1, 2001, the Preferred Securities must be automatically exchanged for common stock of the Company at an exchange price of $13.64 per share in the event the Current Market Value (which is a formula as defined in the Written Action of the Manager of Funding, (the Written Action)) of the Company's common stock equals or exceeds the following percentage of the exchange price, for at least 20 days of any 30-day trading period during the 12 month period ending prior to June 1 of the indicated year: 170% prior to June 1, 1999; 160% from June 1, 1999 through June 1, 2000; and 150% from June 2, 2000 up to and prior to June 1, 2001. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Preferred Securities, together with accrued and unpaid dividends, if any.

   Pursuant to and to the extent set forth in the guarantee of the Preferred Securities (the Guarantee) by the Company for the benefit of the holders of Preferred Securities, the Company has agreed to pay in full to the holders of the Preferred Securities (except to the extent paid by Funding), as and when due, regardless of any defense, right of set off or counterclaim which Funding may have or assert, the following payments (the Guarantee Payments), without duplication: (i) any accrued and unpaid distributions that are required to be paid on the Preferred Securities, to the extent Funding has sufficient funds legally available therefor, (ii) the redemption price, with respect to any Preferred Securities called for redemption by Funding, to the extent Funding has sufficient funds legally available therefor, and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of Funding, the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Preferred Securities to the date of payment to the extent Funding has sufficient funds legally available therefor and (b) the amount of assets of Funding remaining for distribution to holders of Preferred Securities upon the liquidation of Funding. The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of the Company.

   On May 19, 1998, after the investment in Treasury Strips, Funding applied the remaining net proceeds from the offering of the Preferred Securities together with other capital contributed by the Company to purchase $93,500,000 of the Company's Preferred Stock (the CellNet Preferred Stock) which pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through June 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of common stock, at the option of the Company. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of the Company's common stock at an exchange rate based on the exchange rate of the Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010.

   The separate complete financial statements of Funding have not been included herein because such disclosure is not considered to be material to the holders of the Preferred Securities. For the period from May 13, 1998 (inception), through December 31, 1998, the statement of operations of Funding included only the preferred dividends paid or accrued, accretion of the Preferred Securities, dividend income earned and accrued on the CellNet Preferred Stock and interest income earned on the restricted cash. The balance sheet information for Funding is as follows (in thousands):

                                   67 CELLNET

 CELLNET FUNDING, LLC BALANCE SHEET

----------------------------------------------------------

DECEMBER 31,                                       1998
----------------------------------------------------------
ASSETS:
----------------------------------------------------------

Dividends receivable from CellNet                $   4,106

Investment in CellNet preferred stock               93,500

Restricted cash                                     17,984
----------------------------------------------------------

Total assets                                     $ 115,590

----------------------------------------------------------

LIABILITIES AND MEMBER'S EQUITY:
----------------------------------------------------------

Accrued dividends payable                        $     642

Payable to CellNet                                     564

Mandatorily redeemable preferred securities        106,191

MEMBER'S EQUITY:

Common limited liability securities outstanding         10

Additional paid-in capital                           8,341

Accumulated deficit                                   (158)
----------------------------------------------------------

Total member's equity                                8,193
----------------------------------------------------------

Total liabilities and member's equity            $ 115,590
----------------------------------------------------------

8.  COMMON STOCK

   At December 31, 1998, the Company had reserved shares of common stock for issuance as follows:

------------------------------------------------------------------------------------------

Issuance under employee stock purchase plan                                        867,423

Issuance upon exercise of common stock warrants                                  8,949,017

Issuance under stock option plans                                                5,589,766

Issuance under preferred securities (see Note 7)                                 8,064,516
------------------------------------------------------------------------------------------

Total                                                                            23,470,722
------------------------------------------------------------------------------------------

   STOCKHOLDER RIGHTS PLAN. In November 1998, the Company's Board of Directors adopted a stockholder rights plan and declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock. In addition, one Right will be issued with each share of common stock that becomes outstanding before the earlier to occur of the Distribution Date (as defined) and the Expiration Date (as defined), including common stock that is issued upon exercise, conversion or exchange of options, warrants and other convertible or exchangeable securities. The Rights become exercisable, unless earlier redeemed or expired, 10 days after a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer that would result in such ownership. When exercisable, each Right entitles the holder to purchase 1/1000th of a share of the Company's Series A Participating Preferred Stock for $50 (the Exercise Price), subject to certain adjustments, and to

                                   68 CELLNET
   purchase a number of shares of the Company's common stock (or, in certain circumstances, the common stock of an acquiring company) having a then current market value of twice the Exercise Price. The Rights are redeemable at the Company's option for $0.001 per Right, subject to certain limitations. The Rights expire on the earliest to occur of November 24, 2008 and certain transactions and events (as defined).

   RESTRICTED STOCK. Certain officers, employees and consultants exercised stock options with cash or full recourse notes. The related shares of common stock continue to vest in accordance with the terms of the stock option. The related notes bear interest at rates ranging from 6.04% to 7.92% and are due at various times during 1999 and 2000. At December 31, 1998, 233,214 outstanding shares of such stock were subject to repurchase.

   1996 EMPLOYEE STOCK PURCHASE PLAN. A total of 1,200,000 shares of common stock are reserved for issuance under the Employee Stock Purchase Plan (the
   Plan). Under the Plan, the Company withholds a specified percentage of each salary payment to participating employees over certain offering periods, generally six months. The price at which common stock may be purchased under the Plan is equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is lower. In 1998 and 1997, 169,476 and 163,101 shares were issued under the Plan at a weighted average price of $6.67 and $6.38 per share, respectively. At December 31, 1998, 867,423 shares remain available for issuance under the Plan.

   WARRANTS. At December 31, 1998, the following warrants to purchase common stock were outstanding:

   Warrants to purchase 6,500 shares of common stock at $2.00 per share. The warrants expire on February 24, 1999.

   Warrants to purchase 8,942,517 shares of common stock at $14.30 per share were granted in connection with the issuance and sale in 1997 of the Company's 14% Senior Notes (see Note 6). The warrants expire on October 1, 2007.

   STOCK OPTION PLANS. The Company has stock option plans (the Plans) under which shares are reserved for issuance to officers, directors, employees and consultants. Under the Plans, both incentive and nonstatutory stock options to purchase common stock may be granted or restricted common stock may be sold at prices not less than the fair market value of the common stock at the date of grant.

   The fair market value and terms of exercise are determined by the Board of Directors. Options outstanding at December 31, 1998 generally become exercisable over five years, commencing six months from the date of the individual's employment or the date of grant and expire ten years from the date of grant. At December 31, 1998, there were 1,720,328 shares available for future grant under the Plans.

                                   69 CELLNET

A summary of stock option activity under the Plans on a combined basis is as follows:

------------------------------------------------------------------------------------------
                                                                    Outstanding Options
                                                                  ------------------------
                                                                               Weighted
                                                                                Average
                                                                  Number of    Exercise
                                                                   Shares        Price
------------------------------------------------------------------------------------------

Balances, January 1, 1996                                         3,273,634    $   0.565

Granted (weighted average fair value $1.486 per share)              889,910        3.827

Exercised                                                          (866,775)       0.214

Cancelled                                                          (109,679)       0.683
------------------------------------------------------------------------------------------

Balances, December 31, 1996                                       3,187,090        1.278

Granted (weighted average fair value $6.060 per share)              942,600       11.052

Exercised                                                          (544,871)       0.307

Cancelled                                                          (177,575)       4.865
------------------------------------------------------------------------------------------

Balances, December 31, 1997                                       3,407,244        3.948

Granted (weighted average fair value $5.289 per share)            1,172,595        9.381

Exercised                                                          (474,922)       0.582

Cancelled                                                          (235,479)       7.009
------------------------------------------------------------------------------------------

Balances, December 31, 1998                                       3,869,438    $   5.821
------------------------------------------------------------------------------------------

   Additional information regarding options outstanding as of December 31, 1998 is as follows:

-------------------------------------------------------------------------------------------
                                         Options Outstanding
                                      --------------------------      Options Exercisable
                                       Weighted                     -----------------------
                                        Average       Weighted                     Weighted
                                       Remaining       Average                     Average
 Range of Exercise       Number       Contractual     Exercise        Number        Price
       Prices          Outstanding       Life           Price       Exercisable    Exercise
-------------------------------------------------------------------------------------------

 $ 0.0500 - $ 0.2500       628,937          4.70        $  0.173        590,501     $ 0.168

       0.5000              633,089          5.97           0.500        462,837       0.500

    1.0000 -  2.0000       514,274          7.15           1.906        261,640       1.900

    3.0000 -  7.6300       268,513          8.93           6.056         51,123       5.792

       9.2500              780,145          9.52           9.250         12,060       9.250

   9.5625 -  11.5000       773,680          8.68          11.112        185,794      11.205

  12.8125 -  13.8125       270,800          8.57          13.582         74,926      13.477
-------------------------------------------------------------------------------------------

 $ 0.0500 - $13.8125     3,869,438          7.57        $  5.821      1,638,881     $ 2.640
-------------------------------------------------------------------------------------------

   ADDITIONAL STOCK PLAN INFORMATION. The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

                                   70 CELLNET

   Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and estimated term. These calculations were made using the minimum value method prior to the Company's initial public offering and the Black-Scholes option pricing model with the following weighted average assumptions for stock option grants: expected life, 12 months following vesting in 1998 and 1997 and 21.3 months following vesting in 1996; stock volatility, 74% in 1998, 71% in 1997 and 60% in 1996, subsequent to the Company's initial public offering; risk free interest rates, 4.8% in 1998, 5.5% in 1997 and 6.0% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

   The weighted average fair value of purchase rights under the Employee Stock Purchase Plan was $3.34 and $3.67 in 1998 and 1997, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions in 1998 and 1997, respectively: expected term, six months after grant; stock volatility, 74% in 1998 and 71% in 1997; risk free interest rates, 4.8% in 1998 and 5.5% in 1997; and no dividends during the expected term.

   If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $145,254,000 ($3.49 per share) in 1998, $115,946,000
   ($2.93 per share) in 1997 and $73,314,000 ($6.13 per share) in 1996. However, the impact of outstanding unvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

   EARNINGS PER SHARE. The Company excluded certain potentially dilutive securities each year from its dilutive EPS computation because either the exercise price of the securities exceeded the average fair values of the Company's common stock or the Company had net losses, and, therefore, these securities were antidilutive. A summary of the excluded potential dilutive securities as of the end of each fiscal year is as follows:

--------------------------------------------------------------------------------------

DECEMBER 31,                                             1998       1997       1996
--------------------------------------------------------------------------------------

Common stock subject to repurchase                       233,214    768,028  1,275,841

Common stock options                                   3,869,438  3,407,244  3,187,090

Common stock warrants                                  8,949,017  8,992,517  2,650,000

Preferred securities                                   8,064,516         --         --
--------------------------------------------------------------------------------------

9.  INCOME TAXES

   No federal income taxes were provided in 1998, 1997 or 1996 due to the Company's net losses. The provisions for income taxes for these periods represent various state minimum income and franchise taxes. The provision for

                                   71 CELLNET
   income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes and extraordinary item as follows (in thousands):

-------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                      1998       1997       1996
-------------------------------------------------------------------------------------------

Taxes computed at federal statutory rate                    $ (47,786) $ (35,863) $ (25,441)

State income taxes, net of federal effect                      (4,323)    (1,578)    (2,544)

Research tax credits                                             (965)      (349)     3,760

Disqualified yield on debt issued                               6,481      2,006         --

Change in valuation allowance                                  49,194     35,714     23,349

Other                                                          (2,597)        71        881
-------------------------------------------------------------------------------------------

Total provision                                             $       4  $       1  $       5
-------------------------------------------------------------------------------------------

   The tax effects of temporary differences that give rise to deferred taxes were as follows (in thousands):

------------------------------------------------------------------------------------------
DECEMBER 31,                                                            1998       1997
------------------------------------------------------------------------------------------

Deferred tax assets:

  Tax net operating loss and credit carryforwards                     $ 114,365  $  78,280

  Senior note original issue discount                                    31,049     21,754

  Research and development expenses capitalized for tax purposes          1,236        657

  Expenses not currently deductible for tax purposes                      6,535      3,300
------------------------------------------------------------------------------------------

Total deferred tax assets                                               153,185    103,991

Valuation allowance on deferred tax assets                             (153,185)  (103,991)

Net deferred income taxes                                             $      --  $      --
------------------------------------------------------------------------------------------

   At December 31, 1998, the Company had net operating loss carryforwards of approximately $289,000,000 and $149,000,000 available to offset future federal and state taxable income, respectively. Such federal carryforwards expire in 2001 through 2013. Such state carryforwards expire in 1999 through 2013. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

   Research and development tax credit carryforwards of approximately $5,300,000 and $2,900,000 are also available to offset future federal and California income taxes payable, respectively.

   A valuation allowance has been recorded against tax assets for which realization is uncertain. Based upon the Company's history of operating losses and the expiration dates of the loss carryforwards, the Company has recorded a valuation allowance to the full extent of its net deferred tax assets.

                                   72 CELLNET

10. COMMITMENTS AND LEASES

   At December 31, 1998 and 1997, equipment with a net book value of $1,239,000 and $1,027,000 (net of accumulated amortization of $1,734,000 and $1,180,000, respectively), has been leased under capital leases.

   The Company leases its principal manufacturing and office facilities under noncancelable operating lease and sublease agreements expiring as to portions of the space at various times commencing December 31, 2000 through March 2008.

   Future minimum annual rental payments under capital and operating leases are as follows (in thousands):

---------------------------------------------------------------------------------------------
                                                                          Capital   Operating
YEARS ENDING DECEMBER 31,                                                 Leases     Leases
---------------------------------------------------------------------------------------------

  1999                                                                   $     745  $   2,220

  2000                                                                         356      2,012

  2001                                                                          92        732

  2002                                                                          22        672

  2003                                                                           1        640

  Thereafter                                                                    --      3,127
---------------------------------------------------------------------------------------------

Total minimum lease payments                                                 1,216  $   9,403
                                                                                    ---------

Amount representing interest                                                   (88)
----------------------------------------------------------------------------------

Present value of minimum lease payments                                      1,128

Current portion                                                                691
----------------------------------------------------------------------------------

Long-term lease obligations                                              $     437
----------------------------------------------------------------------------------

   Facilities rent expense was $3,307,000, $2,146,000 and $1,301,000 for 1998,
   1997 and 1996, respectively.

11. LITIGATION

   The industry in which the Company operates is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is party to two such suits of this nature. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution will not have a material effect on the Company's operating results, financial condition and cash flows.

   In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringed an Itron patent which was issued in September 1996. Itron sought a judgment for damages, attorneys' fees and injunctive relief. On January 28, 1999, the Court ruled in favor of the Company that, as a matter of law, the Company's system did not infringe the Itron patent. The Court also ruled in favor of Itron that the Itron patent was valid against certain prior art. These rulings are subject to possible appeal by either or both of the parties. The Company has not yet determined its course of action in this regard. In the opinion of management, the ultimate outcome of the lawsuit is not expected to have a material adverse effect on the Company's operating results, financial condition and cash flows.

                                   73 CELLNET

   In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes the Company's U.S. Patent No. 4,783,623. The Company sought an injunction, damages and other relief. On November 2, 1998, the Court ruled that Itron's patent does not infringe upon the Company's U.S. Patent No. 4,783,623. The Company recently filed its notice of appeal in this action.

   The consolidated complaint of Jere Settle and Karen Zully v. John M. Seidl, et al., No. 398464, filed in the Superior Court of California for the County of San Mateo, is a purported class action on behalf of the Company's stockholders against the Company, certain of its officers and directors and underwriters of the Company's initial public offering seeking unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that the Company was obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. The complaint was dismissed on February 9, 1998, without leave to amend. Plaintiffs filed an appeal in the California Court of Appeal which is pending. In the opinion of management, the ultimate outcome of the appeal is not expected to have a material adverse effect on the Company's operating results, financial condition and cash flows.

12. QUARTERLY RESULTS (UNAUDITED)

   The following summarized unaudited results of operations for the quarters in the years ended December 31, 1998 and 1997 have been accounted for using generally accepted accounting principles for interim reporting purposes and reflect adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for the fair presentation of results of operations for these interim periods (in thousands, except per share data):

-------------------------------------------------------------------------------------------------------------------------------
                                                                    QUARTERS ENDED
                        -------------------------------------------------------------------------------------------------------
                        December 31,   September 30,   June 30,  March 31,   December 31,   September 30,   June 30,  March 31,
                            1998           1998          1998      1998          1997           1997          1997      1997
-------------------------------------------------------------------------------------------------------------------------------
Revenues                  $  4,383       $  3,497      $  2,860  $  2,269      $  1,816       $  1,533      $  1,514  $    979
Loss from operations       (28,051)       (24,253)      (24,108)  (20,838)      (22,214)       (19,899)      (18,576)  (17,691)
Loss before
  extraordinary loss
  on early
  extinguish-ment of
  1995 senior notes        (40,930)       (35,780)      (34,560)  (30,216)      (31,333)       (25,208)      (23,922)  (22,004)
Extraordinary loss on
  early extinguishment
  of 1995 senior notes          --             --            --        --            --        (11,417)           --        --
-------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to
  common stockholders     $(40,930)      $(35,780)     $(34,560) $(30,216)     $(31,333)      $(36,625)     $(23,922) $(22,004)
-------------------------------------------------------------------------------------------------------------------------------
Basic and diluted
  earnings per share:
  Before extraordinary
    loss on early
    extinguishment of
    1995 senior notes     $  (0.97)      $  (0.86)     $  (0.83) $  (0.73)     $  (0.77)      $  (0.61)     $  (0.62) $  (0.59)
  Net loss applicable
    to common
    stockholders          $  (0.97)      $  (0.86)     $  (0.83) $  (0.73)     $  (0.77)      $  (0.90)     $  (0.62) $  (0.59)
Shares used in
  computing net loss
  per share                 42,207         41,764        41,469    41,139        40,965         40,624        38,734    37,701
-------------------------------------------------------------------------------------------------------------------------------

                                   74 CELLNET

           SCHEDULE I -- CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                           CELLNET DATA SYSTEMS, INC.

CONDENSED
      BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------

DECEMBER 31,                                                                       1998       1997
-----------------------------------------------------------------------------------------------------
ASSETS

-----------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                      $  35,489  $ 111,100
  Short-term investments                                                            50,728     36,946
  Accounts receivable -- trade                                                          64         93
  Accounts receivable -- other                                                       2,161      4,843
  Prepaid expenses and other                                                           855      1,770
-----------------------------------------------------------------------------------------------------
    Total current assets                                                            89,297    154,752
Networks -- net                                                                        114        783
Network components and inventory                                                    15,166     18,284
Property -- net                                                                     11,414     10,835
Investment in unconsolidated subsidiaries                                           14,884         --
Receivables from unconsolidated subsidiaries                                       232,057    130,386
Debt issuance costs and other -- net                                                 4,471      4,632
-----------------------------------------------------------------------------------------------------
    Total assets                                                                 $ 367,403  $ 319,672
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                               $   4,682  $  10,622
  Accrued compensation and related benefits                                          4,970      2,189
  Dividends payable to unconsolidated subsidiary                                     4,106         --
  Accrued liabilities                                                                1,215        925
  Excess of equity in loss of unconsolidated subsidiaries over capital invested     79,012     34,326
  Current portion of capital lease obligations                                         431        405
-----------------------------------------------------------------------------------------------------
    Total current liabilities                                                       94,416     48,467
-----------------------------------------------------------------------------------------------------
Senior notes                                                                       316,709    268,673
Capital lease obligations                                                              274        268
Commitments and contingencies (Note 1)                                                  --         --
Mandatorily redeemable preferred stock -- $.001 par value; 15,000,000 shares
 authorized; shares outstanding: 1998, 9,350; 1997, none                            93,500         --
Stockholders' equity (deficit):
  Common stock -- $.001 par value; 100,000,000 shares authorized; shares
    outstanding: 1998, 42,494,406; 1997, 41,845,475                                211,672    209,996
  Notes receivable from sale of common stock                                          (640)      (676)
  Warrants                                                                          74,545     74,546
  Accumulated deficit                                                             (423,085)  (281,599)
  Net unrealized gain (loss) on short-term investments                                  12         (3)
-----------------------------------------------------------------------------------------------------
    Total stockholders' equity (deficit)                                          (137,496)     2,264
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)                             $ 367,403  $ 319,672
-----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                   75 CELLNET

           SCHEDULE I -- CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                           CELLNET DATA SYSTEMS, INC.

CONDENSED
      STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                              1998       1997       1996
---------------------------------------------------------------------------------------------------
Revenues:
  Management fees from subsidiaries                                 $     651  $     281  $      75
  Product cost and other revenues                                         188        225        168
---------------------------------------------------------------------------------------------------
    Total revenues                                                        839        506        243
---------------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of network operations                                            9,432      7,146      4,841
  Cost of product and other revenues                                      126        130         55
  Research and development                                             30,125     27,524     25,394
  Marketing and sales                                                  11,988     10,148      6,021
  General and administrative                                           17,926     15,661     11,721
  Depreciation and amortization                                         5,568      5,138      3,337
---------------------------------------------------------------------------------------------------
    Total costs and expenses                                           75,165     65,747     51,369
---------------------------------------------------------------------------------------------------

Loss from operations                                                  (74,326)   (65,241)   (51,126)

Equity in loss of unconsolidated subsidiaries                         (45,208)   (24,552)    (8,089)
Other income (expense):
  Interest income                                                       6,837      8,190      7,370
  Interest expense                                                    (24,528)   (19,961)   (20,600)
  Other -- net                                                           (151)      (902)      (246)
---------------------------------------------------------------------------------------------------
    Total other income (expense), net                                 (17,842)   (12,673)   (13,476)
---------------------------------------------------------------------------------------------------
Loss before provision for income taxes, dividends on preferred stock and extraordinary loss on early extinguishment of 1995
 Senior Notes                                                        (137,376)  (102,466)   (72,691)
Provision for income taxes                                                  4          1          3
---------------------------------------------------------------------------------------------------
Loss before dividends on preferred stock and extraordinary loss on
 early extinguishment of 1995 Senior Notes                           (137,380)  (102,467)   (72,694)
Dividends on preferred stock                                           (4,106)        --         --
---------------------------------------------------------------------------------------------------
Loss before extraordinary loss on early extinguishment of 1995
 Senior Notes                                                        (141,486)  (102,467)   (72,694)
Extraordinary loss on early extinguishment of 1995 Senior Notes            --    (11,417)        --
---------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                           (141,486)  (113,884)   (72,694)
---------------------------------------------------------------------------------------------------
Other comprehensive income -- Unrealized gain on short-term
 investments                                                               15         --         --
---------------------------------------------------------------------------------------------------
Comprehensive loss                                                  $(141,471) $(113,884) $ (72,694)
---------------------------------------------------------------------------------------------------
Basic and diluted earnings per share:
  Before extraordinary loss on early extinguishment of 1995 Senior
    Notes                                                           $   (3.40) $   (2.59) $   (6.08)
  Extraordinary loss on early extinguishment of 1995 Senior Notes          --      (0.29)        --
---------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                          $   (3.40) $   (2.88) $   (6.08)
---------------------------------------------------------------------------------------------------
Shares used in computing earnings per share                            41,632     39,506     11,963
---------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                   76 CELLNET

           SCHEDULE I -- CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                           CELLNET DATA SYSTEMS, INC.

CONSOLIDATED STATEMENTS
      OF CASH FLOWS

(IN THOUSANDS)
------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                                  1998       1997       1996
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common stockholders                            $(141,486) $(113,884) $(72,694)
  Adjustments to reconcile net loss applicable to common stockholders to net cash used for operating activities:
    Depreciation and amortization                                           5,568      5,138     3,337
    Accretion on senior notes                                              48,036     31,677    24,650
    Write-off of remaining 1995 Senior Note debt issuance costs                --      4,791        --
    Accelerated accretion on 1995 Senior Notes                                 --      3,127        --
    1997 Senior Notes issued as non-cash consent fees                          --        912        --
    Amortization of debt issuance costs                                       424        566       600
    Loss (gain) on disposition of property                                      3         61        (1)
    Equity in loss of unconsolidated subsidiaries                          45,208     24,552     8,089
    Other                                                                     276         --        --
    Changes in:
      Accounts receivable -- trade                                             29        827       443
      Accounts receivable -- other                                          2,682     (4,539)      452
      Prepaid expenses and other                                              915       (823)      (18)
      Accounts payable                                                     (5,940)     2,804       929
      Accrued compensation and related benefits                             2,781       (183)    1,026
      Dividends payable to unconsolidated subsidiary                        4,106         --        --
      Accrued liabilities                                                     290        (22)       72
------------------------------------------------------------------------------------------------------
        Net cash used for operating activities                            (37,108)   (44,996)  (33,115)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Networks                                                                    606       (448)      (37)
  Network components and inventory                                          3,118    (10,327)    2,398
  Purchase of property                                                     (5,598)    (7,137)   (5,928)
  Proceeds from sale of property                                               19         20        11
  Investment in unconsolidated subsidiaries                               (15,406)        --        --
  Receivables from unconsolidated subsidiaries                           (101,671)   (64,794)  (49,011)
  Purchase of short-term investments                                     (120,899)   (43,139) (329,674)
  Proceeds from sales and maturities of short-term investments            107,132     60,836   370,810
  Other assets                                                               (263)      (420)     (309)
------------------------------------------------------------------------------------------------------
        Net cash used for investing activities                           (132,962)   (65,409)  (11,740)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                93,500         --        --
  Issuance of Senior Notes and warrants                                        --    100,324        --
  Debt issuance costs                                                          --     (4,004)     (210)
  Repayment of capital lease obligations                                     (476)      (397)     (282)
  Proceeds from exercise of preferred stocks warrants                          --         --     1,179
  Proceeds from sale of common stock, net of repurchases                    1,407      1,220   120,325
  Collection of notes receivable from sale of common stock                     28        138        52
------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                          94,459     97,281   121,064
------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (75,611)   (13,124)   76,209
CASH AND CASH EQUIVALENTS, Beginning of year                              111,100    124,224    48,015
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, End of year                                  $  35,489  $ 111,100  $124,224
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases                          $     508  $     510  $     76
  Conversion of preferred stock and warrants into common stock          $       1  $      --  $ 57,860
  Exchange of 1995 Senior Notes for 1997 Senior Notes                   $      --  $ 231,039  $     --
  Repurchase of unvested common stock and cancellation of related note
    receivable                                                          $       8  $      --  $     --
  Change in unrealized gain on short-term investments                   $      15  $      --  $     --
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                $      57  $      90  $     83
  Cash paid for income taxes                                            $       4  $       1  $      3
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                   77 CELLNET

           SCHEDULE I - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

                           CELLNET DATA SYSTEMS, INC.

NOTES TO CONDENSED

                  FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

   CellNet Data Systems, Inc. ("CellNet") , a Delaware corporation, is the ultimate parent of all CellNet subsidiaries. The accompanying financial statements reflect the financial position, results of operations and comprehensive loss and cash flows of CellNet on a separate company basis. All subsidiaries of CellNet are reflected as investments accounted for under the equity method of accounting. Accordingly, intercompany payables and receivables have not been eliminated.

   CellNet has various agreements with each of its wholly-owned subsidiaries. Under the Management Services agreements, CellNet provides each of its subsidiaries with management and administrative services, including network operations and installation management, and CellNet charges the subsidiaries a management fee calculated based on the subsidiaries' gross revenues. Under the Open Account agreements, CellNet advances operating funds to each subsidiary and charges each subsidiary interest on the unpaid balance of the advance plus accrued interest.

   No cash dividends were paid to CellNet by its subsidiaries during the years ended December 31, 1998, 1997 or 1996.

   For accounting policies and other information including the meaning of capitalized terms, see the Notes to the Consolidated Financial Statements of CellNet Data Systems, Inc., included elsewhere herein.

2.  SENIOR NOTES

   For information regarding CellNet's Senior Notes, see the Notes to Consolidated Financial Statements of CellNet Data Systems, Inc. included elsewhere herein.

3.  MANDATORILY REDEEMABLE PREFERRED STOCK

   For information regarding CellNet's Mandatorily Redeemable Preferred Stock, see Notes to the Consolidated Financial Statements of CellNet Data Systems, Inc., included herein.

                                     * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                   78 CELLNET

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

                                   79 CELLNET

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this Annual Report on Form 10-K.

    1. The following consolidated financial statements of CellNet Data Systems, Inc. are filed as part of this Form 10-K:

              Independent Auditors' Report

              Consolidated Balance Sheets--December 31, 1998 and 1997

              Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1998, 1997 and 1996

              Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
                December 31, 1998, 1997 and 1996

              Consolidated Statements of Cash Flows for the years ended December 31, 1998,
                1997 and 1996

              Notes to Consolidated Financial Statements

    2.  Financial Statement Schedule.

       The following financial statement schedule of the Company is filed in
       Part IV, Item 14(a) of this Annual Report on Form 10-K:

           SCHEDULE I -- CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

    3.  Reports on Form 8-K.

       Not applicable.

    4.  Exhibits.

---------------------------------------------------------------------------------------------
 EXHIBIT   DESCRIPTION
---------------------------------------------------------------------------------------------
   3.1(6)  Amended and Restated Certificate of Incorporation filed on February 10, 1998.

   3.2(6)  Bylaws as amended February 4, 1998.

   4.1(1)  Specimen Common Stock Certificate.

   4.2(1)  Indenture between CellNet and The Bank of New York dated June 15, 1995, including the form of Senior Discount Note.

   4.3(1)  Warrant Agreement between CellNet and The Bank of New York dated June 15, 1995, including the form of Warrant.

   4.4(1)  Notes Registration Rights Agreement dated June 15, 1995 by and between CellNet and
             Smith Barney Inc.

   4.5(1)  Warrants Registration Rights Agreement dated June 15, 1995 by and between CellNet and Smith Barney Inc.

                                   80 CELLNET

---------------------------------------------------------------------------------------------
 EXHIBIT   DESCRIPTION
---------------------------------------------------------------------------------------------
   4.6(1)  First Supplemental Indenture between CellNet and The Bank of New York dated
             November 21, 1995.

   4.7(1)  First Supplemental Warrant Agreement between CellNet and The Bank of New York dated November 21, 1995.

   4.8(1)  First Supplemental Notes Registration Rights Agreement dated November 21, 1995 by and between CellNet and Smith Barney Inc.

   4.9(1)  First Supplemental Warrants Registration Rights Agreement dated November 21, 1995 by and between CellNet and Smith Barney Inc.

  4.10(1)  Warrant Agreement between CellNet and Axonn Corporation dated August 12, 1992.

  4.11(1)  Form of Warrant Agreement between CellNet and Diablo Research Corporation.

  4.12(1)  Stock Purchase Agreement dated September 6, 1996 between CellNet and Northern
             States Power Company.

  4.13(1)  Stock Purchase Agreement dated September 4, 1996 between CellNet and AmerenUE
             Development Corporation.

  4.14(1)  Stock Purchase Agreement dated September 16, 1996 between CellNet and Bechtel
             Enterprises, Inc.

  4.15(2)  Second Supplemental Indenture by and between CellNet and The Bank of New York dated as of August 30, 1996.

  4.16(3)  Warrant Agreement between CellNet and The Bank of New York dated as of September
             29, 1997

  4.17(3)  Registration Rights Agreement among CellNet and the Placement Agents dated as of
             September 24, 1997.

  4.18(3)  Warrant Registration Rights Agreement among CellNet and the Placement Agents dated as of September 24, 1997.

  4.19(3)  Third Supplemental Indenture by and between CellNet and The Bank of New York dated as of August 28, 1997.

  4.20(3)  Fourth Supplemental Indenture by and between CellNet and The Bank of New York dated as of September 29, 1997.

  4.21(2)  Specimen 13% Senior Discount Note Due 2005, Series B.

  4.22(3)  Specimen 14% Senior Discount Note Due 2007, Series B

   4.23    Preferred Shares Rights Agreement between CellNet Data Systems and The Bank of New
             York dated November 24, 1998.

  4.24(7)  Form of Guarantee Agreement, dated as of May 19, 1998, between CellNet and CellNet
             Funding, LLC.

  4.25(7)  Form of Escrow and Security Agreement, dated as of May 19, 1998, among CellNet,
             CellNet Funding, LLC and The Bank of New York.

  4.26(7)  Form of Written Action of the Manager of CellNet Funding, LLC, dated as of May 13,
             1998, with respect to the terms of the 7% Exchangeable Limited Liability Company
             Preferred Securities.

  4.27(7)  Form of Certificate of Designation, Rights and Preferences of the Redeemable
             Preferred Stock of CellNet filed May 18, 1998 with the Secretary of State of the
             State of Delaware.

  4.28(7)  Specimen certificate representing shares of Preferred Stock of CellNet.

  10.1(1)  Form of current Indemnification Agreement for directors and officers.

 10.2A(1)  1992 Stock Option Plan and forms of agreements thereunder.

 10.2B(1)  1994 Stock Plan and forms of agreements thereunder.

  10.3(1)  1996 Employee Stock Purchase Plan.

                                   81 CELLNET

---------------------------------------------------------------------------------------------
 EXHIBIT   DESCRIPTION
---------------------------------------------------------------------------------------------
  10.4(1)  Shareholder's Agreement between CellNet and certain shareholders dated August 15,
             1994, as amended by Amendment No. 1 on December 22, 1994, Amendment No. 2 on
             June 15, 1995 and Amendment No. 3 on November 21, 1995.

  10.5(1)  Lease between CellNet and WDT Shoreway dated April 6, 1989 for the Registrant's
             San Carlos headquarters.

  10.6(1)  Restricted Stock Purchase Agreement between CellNet and John M. Seidl dated
             December 27, 1994.

  10.7(1)  Restricted Stock Purchase Agreement between CellNet and James J. Jennings dated
             August 1, 1995.

  10.8(1)  Restricted Stock Purchase Agreement between CellNet and Philip H. Mallory dated
             July 21, 1995.

  10.9(1)  Restricted Stock Purchase Agreement between CellNet and Larsh M. Johnson dated
             August 1, 1995.

10.10+(1)  License Agreement between CellNet and Axonn Corporation dated August 21, 1992, as amended by an Addendum and a Second Addendum, each dated November 8, 1993.

10.11+(1)  License Agreement between CellNet and Axonn Corporation dated March 25, 1996.

10.12+(1)  License Agreement between CellNet and Life Point Systems Limited Partnership dated
             August 12, 1994.

 10.13(1)  Agreement between CellNet and James Jennings dated July 11, 1994.

 10.14(1)  Form of Employee Severance Agreement.

 10.15(1)  Form of Promissory Note between CellNet and certain officers of the Registrant in connection with the purchase of restricted stock.

 10.16(4)  Restricted Stock Purchase Agreement between CellNet and David L. Perry dated June
             29, 1995.

 10.17(4)  Restricted Stock Purchase Agreement between CellNet and David L. Perry dated June
             29, 1995.

 10.18(4)  Restricted Stock Purchase Agreement between CellNet and Paul G. Manca dated July
             31, 1995.

 10.19(4)  Amendment dated February 5, 1997 to License Agreement between CellNet and Axonn
             Corporation dated August 21, 1992, as amended.

 10.20(5)  1997 Bonus Plan

  10.21    Multiple-Draw Term Loan Agreement by and between CellNet Data Services (SE), Inc.
             and Puget Sound Energy, Inc. dated as of March 31, 1998.

  10.22    Loan Agreement by and among CellNet Data Services (KC) Inc., Toronto Dominion
             (Texas), Inc., TD Securities (USA), Inc. and certain lenders dated November 23,
             1998.

  10.23    Loan Agreement by and among CellNet Data Services (SL), Inc., Toronto Dominion
             (Texas), Inc., TD Securities (USA), Inc., The Bank of New York and certain lenders dated November 23, 1998.

  10.24    Form of Promissory Note between the Registrant and each of Larsh M. Johnson and
             John O. Wambaugh.

  21.1     Subsidiaries of CellNet.

  23.1     Independent Auditors' Consent.

  27.1     Financial Data Schedule.
---------------------------------------------------------------------------------------------

 +  Confidential Treatment granted.

(1) Incorporated by reference to CellNet's Registration Statement on Form S-1 (File No. 333-09537) filed on September 24, 1996.

(2) Incorporated by reference to CellNet's Registration Statement on Form S-4 (File No. 333-15395) filed on November 1, 1996.

(3) Incorporated by reference to CellNet's Registration Statement on Form S-4 (File No. 333-37967) filed on October 15, 1997.

(4) Incorporated by reference to CellNet's Report on Form 10-K filed on March 7, 1997.

                                   82 CELLNET

(5) Incorporated by reference to Cell Net's Report on Form 10-Q filed on August 13, 1997.

(6) Incorporated by reference to CellNet's Report on Form 10-K filed March 9, 1998.

(7) Incorporated by reference to CellNet's Registration Statement on Form S-4 (File No. 333-50851) filed on May 13, 1998.

                                   83 CELLNET

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Carlos, State of California, on March , 1999.

                                           CELLNET DATA SYSTEMS, INC.

                                           BY:                      /S/ JOHN M. SEIDL
                                                      --------------------------------------------
                                                                      John M. Seidl
                                                            CHAIRMAN OF THE BOARD, PRESIDENT
                                                               AND CHIEF EXECUTIVE OFFICER

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated above.

--------------------------------------------------------------------------------------------
                 SIGNATURE                                        TITLE

--------------------------------------------------------------------------------------------

             /s/ JOHN M. SEIDL                Chairman of the Board, President and Chief
-------------------------------------------     Executive Officer (Principal Executive
               John M. Seidl                    Officer)

             /s/ PAUL G. MANCA
-------------------------------------------   Vice President and Chief Financial Officer
               Paul G. Manca                    (Principal Financial and Accounting Officer)

              /s/ PAUL M. COOK
-------------------------------------------   Director
                Paul M. Cook

            /s/ NEAL M. DOUGLAS
-------------------------------------------   Director
              Neal M. Douglas

          /s/ E. LINN DRAPER, JR.
-------------------------------------------   Director
            E. Linn Draper, Jr.

           /s/ WILLIAM C. EDWARDS
-------------------------------------------   Director
             William C. Edwards

              /s/ WILLIAM HART
-------------------------------------------   Director
                William Hart

                                   84 CELLNET

                                  EXHIBIT INDEX
-------------------------------------------------------------------------------------------
EXHIBIT   DESCRIPTION
-------------------------------------------------------------------------------------------
4.23      Preferred Shares Rights Agreement between CellNet Data Systems and The Bank of New York dated November 24, 1998.

10.21     Multiple-Draw Term Loan Agreement by and between CellNet Data Services (SE), Inc.
            and Puget Sound Energy, Inc. dated as of March[nb]31, 1998.

10.22     Loan Agreement by and among CellNet Data Services (KC) Inc., Toronto Dominion
            (Texas), Inc., TD Securities (USA), Inc. and certain lenders dated November 23,
             1998.

10.23     Loan Agreement by and among CellNet Data Services (SL), Inc., Toronto Dominion
            (Texas), Inc., TD Securities (USA), Inc., The Bank of New York and certain lenders dated November[nb]23, 1998.

10.24     Form of Promissory Note between the Registrant and each of Larsh M. Johnson and
            John O. Wambaugh.

21.1      Subsidiaries of CellNet.

23.1      Independent Auditors' Consent.

27.1      Financial Data Schedule.