Form 10-Q
period 1999-03-31
CELLNET DATA SYSTEMS INC
filed 1999-05-17
CIK 805956

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-21409

                            ------------------------

                           CELLNET DATA SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-2951096
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)

                               125 SHOREWAY ROAD
                          SAN CARLOS, CALIFORNIA 94070
          (Address of principal executive offices, including zip code)

                                 (650) 508-6000
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES /X/ NO / /

    As of May 13, 1999, 43,028,595 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I. FINANCIAL INFORMATION..............................................................................           3

  Item 1.    Consolidated Financial Statements (Unaudited).................................................           3

             Condensed Consolidated Balance Sheets--As of March 31, 1999 and December 31, 1998.............           3

             Condensed Consolidated Statements of Operations--Three Months Ended March 31, 1999 and 1998...           4

             Condensed Consolidated Statements of Cash Flows--Three Months Ended March 31, 1999 and 1998...           5

             Notes to Condensed Consolidated Financial Statements..........................................           6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........           8

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................................          35

PART II. OTHER INFORMATION.................................................................................          37

  Item 1.    Legal Proceedings.............................................................................          37

  Item 2.    Changes in Securities.........................................................................          37

  Item 3.    Defaults upon Senior Securities...............................................................          37

  Item 4.    Submission of Matters to a Vote of Security Holders...........................................          37

  Item 5.    Other Information.............................................................................          37

  Item 6.    Exhibits and Reports on Form 8-K..............................................................          37

SIGNATURE..................................................................................................          38

EXHIBIT INDEX..............................................................................................          39

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CELLNET DATA SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           MARCH 31,   DECEMBER 31,
                                                                                             1999          1998
                                                                                          -----------  ------------
                                                      ASSETS

Current assets:
  Cash and cash equivalents.............................................................   $  28,242    $   35,505
  Short-term investments................................................................      26,524        50,728
  Accounts receivable-trade.............................................................       5,896         5,022
  Accounts receivable-other.............................................................       3,046         2,442
  Prepaid expenses and other............................................................       2,818         1,358
                                                                                          -----------  ------------
    Total current assets................................................................      66,526        95,055

Networks-net............................................................................     194,802       176,090
Network components and inventory........................................................      28,696        32,616
Restricted cash.........................................................................      16,288        17,984
Property-net............................................................................      15,496        16,499
Debt issuance costs and other net.......................................................       5,615         5,818
                                                                                          -----------  ------------
    Total assets........................................................................   $ 327,423    $  344,062
                                                                                          -----------  ------------
                                                                                          -----------  ------------

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable......................................................................   $  10,008    $   11,703
  Accrued compensation and related benefits.............................................       5,527         4,970
  Accrued liabilities...................................................................       4,798         4,168
  Current portion of capital lease obligations..........................................         657           691
                                                                                          -----------  ------------
    Total current liabilities...........................................................      20,990        21,532

Senior notes............................................................................     330,004       316,709
Revolving credit agreements.............................................................      39,350        31,350
Deferred revenue........................................................................       5,257         5,339
Capital lease obligations...............................................................         326           437

Commitments and contingencies (Note 4)..................................................          --            --

Mandatorily redeemable preferred securities of subsidiary holding solely Company
  preferred stock.......................................................................     106,273       106,191

Stockholders' deficit:
  Preferred stock--$.001 par value; 15,000,000 shares authorized; no shares
    outstanding.........................................................................          --            --
  Common stock--$.001 par value; 100,000,000 shares authorized; shares outstanding,
    1999: 42,880,966; 1998: 42,494,406..................................................     211,823       211,672
  Notes receivable from sale of common stock............................................        (547)         (640)
  Warrants..............................................................................      74,545        74,545
  Accumulated deficit...................................................................    (460,605)     (423,085)
  Net unrealized gain on short-term investments.........................................           7            12
                                                                                          -----------  ------------
    Total stockholders' deficit.........................................................    (174,777)     (137,496)
                                                                                          -----------  ------------
Total liabilities and stockholders' deficit.............................................   $ 327,423    $  344,062
                                                                                          -----------  ------------
                                                                                          -----------  ------------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         ----------------------
                                                                                            1999        1998
                                                                                         ----------  ----------
Revenues:
  Network service revenues.............................................................  $    4,262  $    1,971
  Product revenues.....................................................................         225         166
  License fees and other revenues......................................................         449         132
                                                                                         ----------  ----------
    Total revenues.....................................................................       4,936       2,269
                                                                                         ----------  ----------
Costs and expenses:
  Cost of network operations...........................................................       6,838       5,145
  Cost of product and other revenues...................................................         412          84
  Research and development.............................................................       6,783       7,024
  Marketing and sales..................................................................       2,690       3,051
  General and administrative...........................................................       3,741       3,624
  Depreciation and amortization........................................................       6,627       4,179
                                                                                         ----------  ----------
    Total costs and expenses...........................................................      27,091      23,107
                                                                                         ----------  ----------

Loss from operations...................................................................     (22,155)    (20,838)

Equity in net loss of unconsolidated affiliate.........................................      (1,055)       (351)

Other income (expense):
  Interest income......................................................................       1,127       1,934
  Interest expense, net of capitalized interest........................................     (13,559)    (10,782)
  Other-net............................................................................         129        (179)
                                                                                         ----------  ----------
    Total other income (expense).......................................................     (12,303)     (9,027)
                                                                                         ----------  ----------

Loss before provision for income taxes and dividends and accretion on preferred
  securities...........................................................................     (35,513)    (30,216)
Provision for income taxes.............................................................           1          --
                                                                                         ----------  ----------

Loss before dividends and accretion on preferred securities............................     (35,514)    (30,216)

Dividends and accretion on preferred securities of subsidiary..........................      (2,006)         --
                                                                                         ----------  ----------

Net loss applicable to common stockholders.............................................  $  (37,520) $  (30,216)
                                                                                         ----------  ----------
                                                                                         ----------  ----------
Basic and diluted net loss per share...................................................  $    (0.88) $    (0.73)
                                                                                         ----------  ----------
                                                                                         ----------  ----------
Shares used in computing net loss per share............................................      42,462      41,139
                                                                                         ----------  ----------
                                                                                         ----------  ----------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1999       1998
                                                                                             ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common stockholders...............................................  $ (37,520) $ (30,216)
  Adjustments to reconcile net loss applicable to common stockholders to net cash used for operating activities:
    Depreciation and amortization..........................................................      6,627      4,179
    Accretion on senior notes, net of capitalized interest.................................     12,683     10,652
    Accretion on preferred securities......................................................         82         --
    Amortization of debt issuance costs....................................................        138        101
    Equity in net loss of unconsolidated affiliate.........................................      1,055        351
    Other..................................................................................       (229)       276
    Changes in:
      Accounts receivable-trade............................................................       (874)      (557)
      Accounts receivable-other............................................................       (604)    (1,378)
      Prepaid expenses and other...........................................................     (1,460)       (50)
      Accounts payable.....................................................................     (1,695)     2,432
      Accrued compensation and related benefits............................................        557      1,311
      Accrued liabilities and deferred revenues............................................        548        (25)
                                                                                             ---------  ---------
        Net cash used for operating activities.............................................    (20,692)   (12,924)
                                                                                             ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Networks.................................................................................    (22,602)   (19,123)
  Network components and inventory.........................................................      3,920     (3,461)
  Purchase of property.....................................................................     (1,080)    (1,648)
  Investment in unconsolidated affiliates..................................................     (1,055)      (833)
  Purchase of short-term investments.......................................................     (6,946)   (25,509)
  Proceeds from sales and maturities of short-term investments.............................     31,145     24,699
  Proceeds from maturity of restricted cash................................................      1,925         --
  Other assets.............................................................................         65        (58)
                                                                                             ---------  ---------
    Net cash provided by (used for) investing activities...................................      5,372    (25,933)
                                                                                             ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit agreements................................................      8,000         --
  Repayment of capital lease obligations...................................................       (187)      (187)
  Proceeds from sale of common stock, net of repurchases...................................        151         38
  Collection of notes receivable from sale of common stock.................................         93         --
                                                                                             ---------  ---------
    Net cash provided by (used for) financing activities...................................      8,057       (149)
                                                                                             ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................................................     (7,263)   (39,006)
CASH AND CASH EQUIVALENTS, Beginning of period.............................................     35,505    111,112
                                                                                             ---------  ---------
CASH AND CASH EQUIVALENTS, End of period...................................................  $  28,242  $  72,106
                                                                                             ---------  ---------
                                                                                             ---------  ---------

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases.............................................  $      42  $     350
  Capitalization of interest into networks.................................................  $     612  $     627
  Change in unrealized gain on short-term investments......................................  $      (5) $      (2)
  Repurchase of unvested common stock and cancellation of related notes receivable.........  $      --  $       8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...................................................................  $     707  $      26
  Cash paid for income taxes...............................................................  $       1  $      --

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

1.  BASIS OF PRESENTATION

    In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals the Company considers necessary for a fair presentation of the Company's financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of CellNet Data Systems, Inc. and the notes thereto for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations or cash flows. The comprehensive net loss was $37,525,000 and $30,218,000 for the three months ended March 31, 1999 and 1998. The comprehensive net loss differs from the net loss applicable to common stockholders by the net unrealized loss on short-term investments.

    In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment: the design, development and operation of its CellNet wireless data communication system to provide automated network meter reading and other services to the utility industry. The Company operates exclusively in the United States.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS 133 is effective for quarters of fiscal years beginning after June 15, 1999. The Company has not fully assessed the implications of this new standard.

2.  NET LOSS PER SHARE

    Basic EPS for the periods presented is computed by dividing net loss by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for all periods presented was computed the same as basic EPS since all other potential dilutive securities (common stock subject to repurchase, common stock options and warrants and mandatorily redeemable preferred securities) are excluded as they are antidilutive.

3.  CREDIT AGREEMENTS

REVOLVING CREDIT AGREEMENTS

    In November 1998, CellNet Data Services (KC), Inc. and CellNet Data Services
(SL), Inc. ("CellNet KC" and "CellNet SL", respectively, or the "Borrowers" collectively), wholly-owned subsidiaries of the Company, each entered into a reducing revolving credit agreement (the "Agreements") with a group of banks. The Agreements provide for borrowings of up to $15,000,000 and $60,000,000 for CellNet KC and CellNet SL, respectively and expire in December 2007. At March 31, 1999, outstanding borrowings under the Agreements for CellNet KC and CellNet SL were $12,600,000 and $26,750,000, respectively. The

Agreements provide for quarterly reductions in the availability of borrowings commencing 2001 through the remaining term of the Agreement. In addition, borrowings outstanding under the Agreements are subject to mandatory prepayment
(i) with the proceeds of certain asset sales and (ii) on an annual basis up to 12.5% of the Borrowers Excess Cash Flow (as defined in the Agreements.)

    The Borrowers pay an annual commitment fee which fluctuates based on the Borrower's Leverage Ratio (as defined in the Agreements) on the unused portion of their available borrowings.

    The Agreements contain covenants which limit the ability of the Borrowers to incur additional indebtedness, create liens, pay dividends or make distributions, consolidate, merge or sell all or substantially all of their assets, guarantee obligations of other entities, or enter into transactions with affiliates. Additionally, the Agreements require the Borrowers to maintain compliance with certain operating and financial covenants, including minimum revenue, minimum operating cash flow, maximum capital expenditures, leverage ratio, pro forma debt service ratio and an interest coverage ratio. Borrowings under the Agreements are secured by the Borrower's assets, contracts and leases. At March 31, 1999, the Borrowers were in compliance with the above covenants.

    The Agreements bear interest at rates, which are at the Borrower's option, based upon (i) the higher of Prime Rate or the Federal Funds Rate plus 0.5% (the "Base Rate") plus a variable margin or (ii) the Eurodollar rate plus a variable margin. The margin fluctuates based on the Borrower's Leverage Ratio from 0.125% to 1.5% on CellNet KC's Base Rate and 0.5% to 1.875% on CellNet SL's Base Rate and 1.125% to 2.5% on CellNet KC's Eurodollar rate and 1.5% to 2.875% on CellNet SL's Eurodollar rate. The weighted average interest rates at March 31, 1999 were 7.625% and 8.0% for CellNet KC and CellNet SL, respectively. As of March 31, 1999, outstanding borrowings for CellNet KC mature as follows: 2003, $1,163,000; thereafter, $11,437,000. As of March 31, 1999, outstanding borrowings for CellNet SL mature beginning in 2006 through 2007.

    The Agreements require the Borrowers to enter into Interest Hedge Agreements (as defined) to reduce the impact of changes in the variable interest rates on borrowings under the Agreements. The Agreements require the Borrowers to hedge not less than 33% of the outstanding principal amount of total outstanding borrowings under the Agreements. At March 31, 1999, CellNet KC and CellNet SL each had an interest rate swap agreement outstanding with a commercial bank with total notional principal amounts of $6,000,000 and $24,000,000, respectively. The interest rate swap agreements effectively exchange the Borrowers' interest rate exposure on $6,000,000 of CellNet KC's and $24,000,000 of CellNet SL's outstanding borrowings to fixed rates of 8.255%, and 8.63%, respectively. The interest rate swaps mature on March 11, 2002. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty.

CUSTOMER LINE OF CREDIT

    CellNet Data Services (SE), Inc. ("CellNet SE"), a wholly-owned subsidiary of the Company, entered into a term loan agreement ("Term Loan") with one of its customers. The Term Loan provides for borrowings of up to $40,000,000. The Term Loan provides for up to one drawdown per month, bears interest at 6.5% per annum and is secured by CellNet SE's assets, including contracts and leases. The Term Loan documents contain covenants which limit the ability of CellNet SE to incur additional indebtedness, create liens, pay dividends or make distributions, consolidate, merge or sell all or substantially all of their assets, guarantee obligations of other entities, or enter into transactions with affiliates. The drawdowns are payable on the fifth anniversary of the initial drawdown. Interest on the drawdowns is payable quarterly, beginning with the first calendar quarter after the initial drawdown. There have been no drawdowns as of March 31, 1999.

4.  COMMITMENTS AND CONTINGENCIES

    In October 1996, Itron, one of the Company's competitors, filed a complaint against the Company in the Federal District Court in Minnesota alleging that the Company infringes an Itron patent which was issued in September 1996. Itron is seeking a judgment for damages, attorneys fees and injunctive relief. On January 28, 1999, the Court ruled in favor of the Company that, as a matter of law, the Company's system did not infringe the Itron patent. The Court also ruled in favor of Itron that the Itron patent was valid against certain prior art. These rulings are subject to possible appeal by either or both of the parties. The Company has not yet determined its course of action in this regard. The Company believes that the ultimate outcome of the lawsuit is not expected to have a material adverse effect on the Company's operating results, financial condition and cash flows.

    In April 1997, the Company filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes the Company's U.S. Patent No. 4,783,623. The Company sought an injunction, damages and other relief. On November 2, 1998, the Court ruled that Itron's patent does not infringe upon the Company's Patent No. 4,783,623. The Company recently filed its notice of appeal in this action.

    The consolidated complaint of Jere Settle and Karen Zully v. John M. Seidl, et al., No. 398464, filed in the Superior Court of California for the County of San Mateo, is a purported class action on behalf of the Company's stockholders against the Company, certain of its officers and directors and underwriters of the Company's initial public offering seeking unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which the Company issued 5,000,000 shares of common stock to the public, contained materially misleading statements and/or omissions in that the Company was obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. The complaint was dismissed on February 9, 1998, without leave to amend. Plaintiffs filed an appeal in the California Court of Appeal, which is pending. In the opinion of the Company, the ultimate outcome of the appeal is not expected to have a material adverse effect on the Company's operating results, financial condition and cash flows.

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

OVERVIEW

    CellNet intends to deploy and operate a series of wireless data communications networks pursuant to services agreements with utilities and other parties including new power market participants to earn recurring revenues by providing network meter reading services and to use the networks to support a variety of non-utility applications. CellNet employs two basic strategies in the deployment of its networks-- saturation deployments for providing network meter reading services to existing utilities, and broad deployments for providing network meter reading services to other parties including new power market participants. Under CellNet's saturation deployment strategy, CellNet builds out its wide area network and local area network concurrently in order to cover virtually every meter in a utility's designated service area. The saturation deployment strategy has proven effective because it allows coverage of all of the energy consumers in those service areas. Under CellNet's broad deployment strategy, CellNet first deploys its wide area network in service areas where the largest consumers of energy are located and where energy consumers and other power market participants are most likely to value CellNet's services and/or to concentrate their marketing efforts. As contracts for the provision of network meter reading services are obtained, CellNet builds out its local area network on an incremental basis as necessary to service those customers or for advanced coverage of certain areas. Both the local area network and wide area network can be further expanded incrementally as additional business outside the existing coverage areas is obtained. Broad deployment offers energy service providers who lack the established utilities' designated geographical customer bases the flexibility to build as they grow or to pursue particular market niches. It also offers established utilities who are not yet prepared to commit their resources to a long-term saturation deployment project the opportunity to cover a portion of their customers initially and to increase coverage in their service areas over time, potentially to all of their meters. By using networks deployed under either strategy, CellNet is also able to offer (i) network meter reading services directly to energy consumers, to the extent that the information is not being made available to them by their own utility or energy service provider,
(ii) network meter reading services which monitor sub-meters for industrial and commercial customers which desire to monitor the energy consumption of particular heating, ventilation and air conditioning systems, individual manufacturing processes or pieces of equipment and individual departments, and
(iii) a range of non-utility wireless data communication services for such applications as home security, remote status monitoring of vending machines, office equipment and parking meters, and remote control of traffic lights.

    CellNet's business strategy has affected and will continue to affect its financial condition and results of operations as follows:

COMPOSITION OF REVENUES

    CellNet derives substantially all of its revenues from fees earned under services agreements related to its wireless communications networks. Under CellNet's existing services agreements with utilities, CellNet receives monthly network meter reading services fees based on the number of endpoint devices that are in revenue service during the applicable month.

UNEVEN REVENUE GROWTH

    The timing and amount of CellNet's future revenues will depend upon its ability to obtain additional services agreements with utilities and other parties including new power market participants and upon CellNet's ability to deploy and operate successfully its wireless communications networks for utility and non-utility applications. New services agreements are expected to be obtained on an irregular basis, and there may be prolonged periods during which CellNet does not enter into any additional services agreements or other arrangements. As a result, CellNet expects that its revenues will not grow smoothly over time, but will increase unevenly as CellNet enters into new services agreements and other commercial relationships, and may decrease sharply in the event that any of its existing services agreements are terminated or not renewed. See "Risk Factors That May Affect Future Operating Performance--CellNet's Future Revenues are Uncertain; --CellNet's Success Depends Upon its Entering into Additional Services Contracts; and --CellNet Expects its Operating Results to Significantly Fluctuate."

UNCERTAINTY OF MARKET ACCEPTANCE

    CellNet's future revenues will depend on the number of new services agreements with established utilities and other parties including new power market participants and on the amount of network meter reading services to be provided thereunder. CellNet's existing revenues principally arise from established utilities. During the first three months of 1999, approximately 96% of CellNet's revenues were derived from its contracts with Kansas City Power & Light ("KC Power & Light"), AmerenUE, Northern States Power Company ("N. States Power") and Puget Sound Energy, Inc. ("Puget Sound Energy"). During 1998, 92% of CellNet's revenues were derived from its contracts with KC Power & Light, AmerenUE and N.

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

REVENUES LAG NETWORK DEPLOYMENT

    CellNet expects to realize network service revenue under a services agreement with a utility or new power market participant only when a portion of the network is installed and they have begun billing their customers based upon the network meter reading data obtained. CellNet expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed CellNet's capital investments and expenses incurred to deploy such network for several years. As of March 31, 1999, CellNet had approximately 4,019,000 meters under long-term contracts, plus 313,000 meters under a memorandum of understanding and a potential 500,000 meters under an agreement with C3 Communications, of which approximately 2,152,000 meters were in revenue service. As additional segments of CellNet's networks are installed and used by its customers for billing purposes, CellNet expects to realize a corresponding increase in its network service revenues. However, if CellNet is able to deploy successfully an increasing number of networks over the next few years, the operating losses created by this lag in revenues, the negative cash flow resulting from such operating losses, and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating the additional networks.

IMPACT OF RAPID EXPANSION

    CellNet will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. CellNet has incurred substantial operating losses since its inception and, as of March 31, 1999, had an accumulated deficit of $460.6 million. CellNet does not expect significant revenues relative to anticipated operating costs during 1999 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands and installs additional networks. CellNet does not expect positive cash flow after capital expenditures from its network meter reading services operations for several years. CellNet will require substantial capital to fund operating cash flow deficits and capital expenditures for the foreseeable future and expects to finance these requirements through significant additional external financing. See "Risk Factors That May Affect Future Operating Performance--History and Continuation of Operating Losses" and "--Risks Associated with CellNet's Substantial Debt and its Ability to Service the Debt; CellNet's Need for Substantial Future Capital."

INTEREST INCOME

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

    Revenues for the three months ended March 31, 1999 and 1998 were $4.9 million and $2.3 million, respectively. During the three months ended March 31, 1999, AmerenUE, KC Power & Light, N. States Power and Puget Sound Energy accounted for approximately 43%, 21%, 20% and 12% of CellNet's revenues, respectively. During the first three months of 1998, AmerenUE, KC Power & Light and N. States Power accounted for approximately 50%, 34% and 10% of CellNet's revenues, respectively. The increase in revenues from period-to-period resulted primarily from increases in network service revenues, consistent with the increase in the number of installed, revenue-generating meters. CellNet's network service revenues for the three months ended March 31, 1999 and 1998 were $4.3 million and $2.0 million, respectively.

    CellNet generally realizes service revenues under its services agreements only when its networks or portions thereof are successfully installed and operating and its clients begin billing their own customers or begin using the network meter reading services provided. Revenues are expected to increase as CellNet continues to install its networks, the networks or portions thereof become operational, and its clients begin billing their own customers or begin using the network meter reading services provided. The Company expects to have product sales associated with certain network meter reading deployments. Such sales could be material to CellNet's revenues, although no assurance can be given in this regard. Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received during the three month ended March 31, 1999 and 1998, respectively, are not reliable indicators of revenues that might be expected in the future.

COST OF REVENUES

    For the three months ended March 31, 1999 and 1998, cost of revenues primarily consisted of network operations costs. Cost of revenues was $7.3 million and $5.2 million for the three months ended March 31, 1999 and 1998, respectively. The increase in cost of revenues from period-to-period was driven by increasing costs of providing network services to support the roll-out of new and existing networks. Cost of network operations consists of labor costs and associated costs necessary for network monitoring operations, network deployment management and customer training. Cost of network operations also includes the increased installation, applications and radio frequency engineering staff to support anticipated additional utility contracts. Network operations do not currently generate a profit as CellNet has not yet achieved a scale of services sufficient to cover network costs. CellNet will incur significant increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation and miscellaneous maintenance and operating expenses.

OPERATING EXPENSES

    Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses, were $19.8 million and $17.9 million for the three months ended March 31, 1999 and 1998, respectively. The increase in operating expenses on a period-to-period basis is attributable to the CellNet's rapid growth and to increasing general and administrative expenditures and increasing depreciation and amortization expenditures, partially offset by decreased research and development and marketing and sales expenditures. CellNet expects to moderately reduce its spending on research and development activities during 1999. Marketing and sales costs are expected to increase moderately over current levels as the Company continues its efforts to sign new service agreements. General and administrative costs are expected to increase over time in line with CellNet's expected growth. Depreciation and amortization expense is expected to grow as a result of increased additions to networks, property and leasehold improvements.

RESEARCH AND DEVELOPMENT

    Research and development expenses are attributable largely to continuing system software, firmware and equipment developments costs, prototype testing, personnel costs, consulting fees and supplies. Research and development costs are expensed as incurred. CellNet's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as CellNet believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses were $6.8 million and $7.0 million for the three months ended March 31, 1999 and 1998, respectively, net of technology migration expenses reimbursable by BCN Data Systems, L.L.C. ("BCN") of $245,000 for the three months ended March 31, 1998. No expenses were reimbursable by BCN in the three months ended March 31, 1999. The moderate decrease in research and development spending in 1999 over 1998 primarily reflects slight reductions in CellNet's engineering staff. CellNet expects that research and development expenses will continue to decrease moderately in the near term.

MARKETING AND SALES

    Marketing and sales expenses consist principally of personnel costs, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses were $2.7 million and $3.1 million for three months ended March 31, 1999 and 1998 respectively. These expenses have decreased period-to-period due to a reduction in expenditures for CellNet's advertising programs. CellNet expects marketing and sales expenses to increase moderately in the remainder of 1999, as CellNet continues its efforts to sign new service agreements.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include compensation paid to general management, administrative personnel costs, travel and communications and other general administrative expenses, including fees for professional services. General and administrative expenses for the three months ended March 31, 1999 and 1998 were $3.7 million and $3.6 million, respectively. The increase in these expenses in 1999 over 1998 resulted from an increase in expenditures for certain professional services. CellNet expects general and administrative expenses to increase over time in line with expected growth.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense was $6.6 million and $4.2 million for the three months ended March 31, 1999 and 1998, respectively. Depreciation and amortization expense is attributable to CellNet's networks, including both equipment manufactured by CellNet and systems partially installed in the field, property and leasehold improvements. Depreciation and amortization expense has increased as a result of increased additions to networks, property and leasehold improvements period-over-period.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

    CellNet accounts for its investment in BCN, which began operations in 1997, using the equity method. In the three months ended March 31, 1999 and 1998, CellNet recognized $1.1 million and $351,000 as its share of BCN's losses, respectively. CellNet expects to recognize increased losses in the future from its share of BCN's losses.

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

    In May 1998, a new subsidiary of CellNet, CellNet Funding, LLC ("Funding") completed an offering of Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities") for proceeds net of issuance costs of $106.0 million. The restricted cash at March 31, 1999 of approximately $16.3 million includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which was placed in escrow upon the closing of the offering of the Preferred Securities.

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

    The Revolving Credit Agreements require the the wholly-owned subsidiaries to enter into Interest Hedge Agreements (as defined) to reduce the impact of changes in the variable interest rates on borrowings. The Revolving Credit Agreements require the Borrowers to hedge not less than 33% of the outstanding principal amount of their total outstanding borrowings. At March 31, 1999, the wholly-owned subsidiaries each had an interest rate swap agreement outstanding with a commercial bank with total notional principal amounts of $6,000,000 and $24,000,000, respectively. The interest rate swap agreements effectively exchange the wholly-owned subsidiaries' interest rate exposure on $6,000,000 and $24,000,000 of outstanding borrowings to fixed rates of 8.255%, and 8.63%, respectively. The interest rate swaps mature on March 11, 2002. CellNet is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, CellNet does not anticipate nonperformance by the counterparty.

    CellNet has earned interest income on the invested proceeds from these financings. CellNet has also incurred significant interest expense from the amortization of the original issue discount on the 1995 Notes and the 1997 Notes. Interest expense will increase significantly in future periods as a result of the increased accretion of a larger original issue discount balance from the issuance of the 1997 Notes, and from interest and commitment fees incurred from the Revolving Credit Agreements and Interest Hedge Agreements.

    Interest income has been and will continue to be received by CellNet from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by CellNet for capital expenditures and operating and other expenses. Interest income is expected to be variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by CellNet in its business. Interest income was $1.1 million and $1.9 million for the three months ended March 31, 1999 and 1998, respectively.

    No interest on the 1997 Notes is payable prior to April 1, 2003. Thereafter, until maturity on October 1, 2007, interest will be payable semi-annually in arrears on each April 1 and October 1. The carrying amount of the 1997 Notes accretes from the date of issue and CellNet's interest expense includes such accretion. Interest expense on the Revolving Credit Agreements is generally payable quarterly or upon the maturity date of the advance if less than 90 days. Commitment fees on the unused portion of the Revolving Credit Agreements are payable quarterly. Interest under the Interest Hedge Agreements is received and paid quarterly. Interest expense, net of capitalized interest, increased to $13.6 million from $10.8 million for the three months ended March 31, 1999 over the 1998 period, primarily resulting from increases in the accretion on the senior notes and interest incurred on the Revolving Credit Agreements.

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

DIVIDENDS AND ACCRETION ON PREFERRED SECURITIES OF SUBSIDIARY

    The net proceeds from the placement of the Preferred Securities in May 1998, after offering costs, was $106.0 million and will fully accrete to the face value of $110.0 million on June 1, 2010. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, and commenced September 1, 1998. Dividend expense for the three months ended March 31, 1999 was $1.9 million. Accretion of the Preferred Securities for the three months ended March 31, 1999 was $82,000.

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

    CellNet is in the process of conducting an internal and external review of all of its systems and contacting all material software and other suppliers to determine any major areas of exposure of its systems to Year 2000 issues. As a result of the internal review to date, CellNet believes that its wireless data networks, through which it provides network meter reading and other services to its customers, are or will be Year 2000 compliant by January 1, 2000. As a result of the external review to date, CellNet believes that its material suppliers will be Year 2000 compliant by the year 2000.

    To date, CellNet has spent an immaterial amount and does not expect to spend a material amount to review and remedy Year 2000 compliance problems. Although CellNet believes that its wireless data networks, through which it provides network meter reading and other services to its customers, are or will be Year 2000 compliant, failure to provide Year 2000 compliant business solutions to its customers or to receive such business solutions from its suppliers could result in liability to CellNet or otherwise have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness. Furthermore, CellNet believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by CellNet, which could result in a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to services its indebtedness. See "Risk Factors That May Affect Future Operating Performance--Risks Associated with Year 2000 Compliance."

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

    In the three months ended March 31, 1999 and 1998, net cash used for CellNet's operating activities totaled $20.7 million, and $12.9 million, respectively. Net cash used for operating activities resulted primarily from cash used to fund net operating losses.

    In the three months ended March 31, 1999 and 1998, net cash provided by (used for) CellNet's investing activities totaled $5.4 million, and ($25.9) million, respectively. CellNet's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property and equipment and purchases, sales and maturities of short-term investments. In the first three months of 1999, net proceeds from the sale and maturities of short-term investments were $24.2 million and were used to fund operating activities. In 1998 purchases of short-term investments exceeded proceeds from the sale and maturities of short-term investments by $810,000.

    In the first three months of 1999 and 1998, net cash provided by (used for) CellNet's financing activities totaled $8.1 million and ($149,000), respectively. Cash provided in 1999 resulted primarily from an additional $8.0 million in borrowings under the Agreements.

    As of March 31, 1999, CellNet had cash, cash equivalents and short-term investments totaling $54.8 million. As of December 31, 1998, CellNet had cash, cash equivalents and short-term investments totaling $86.2 million. The decrease of $31.4 million during the first three months of 1999 resulted from operating costs and the development and construction of CellNet's wireless communications networks, offset by proceeds from the Agreements of $8.0 million.

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

    CellNet believes that existing cash, cash equivalents, short-term investments, anticipated interest income, other revenues and expected sources of project financing of approximately $120 million will be sufficient to meet its cash requirements through March 2000. CellNet intends to raise a substantial amount of capital in 1999 and expects that it will continue to require substantial amounts of additional capital in the future. The extent of additional financing will depend on the success of CellNet's business. CellNet expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing will be available to CellNet or, if available, that it can be obtained on terms acceptable to CellNet and within the limitations contained in the Indenture or that may be contained in any additional financing arrangements. The Indenture governing the 1997 Notes contained certain covenants that limit CellNet's ability to incur additional indebtedness. Future financings may be dilutive to existing stockholders. Failure to obtain such financing could result in the delay or abandonment of some of all of CellNet's development and expansion plans and expenditures, which could limit the ability of CellNet to meet its debt service requirements and could have a material adverse effect on its business and on the value of the Common Stock. See "Risk Factors That May Affect Future Operating Performance--Risks Associated with Year 2000 Compliance."

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

CELLNET DEPENDS ON THE UTILITY INDUSTRY FOR ACCEPTANCE OF THE CELLNET SYSTEM

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

CELLNET'S FUTURE REVENUES ARE UNCERTAIN

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

CELLNET'S SUCCESS DEPENDS UPON ITS ENTERING INTO ADDITIONAL SERVICES CONTRACTS

    CellNet currently derives almost all of its revenues from long-term services contracts with a limited number of established utilities. During 1998, approximately 92% of the Company's revenues were derived from its contracts with AmerenUE, KC Power & Light and N. States Power and, during the first three months of 1999, 96% of the Company's revenues were derived from its contracts with AmerenUE, KC

Power & Light, N. States Power and Puget Sound Energy. CellNet will not generate sufficient cash flow to service its indebtedness or achieve profitability unless it enters into additional services contracts covering a significant number of additional meters. If CellNet does not successfully complete commercial deployments of the CellNet system under current services contracts or obtain enough additional services contracts on satisfactory terms for network deployments in a sufficient number of locations, CellNet will not achieve adequate cash flow to service its indebtedness or achieve positive cash flow or profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CELLNET EXPECTS ITS OPERATING RESULTS TO SIGNIFICANTLY FLUCTUATE

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

CELLNET DEPENDS ON NON-UTILITY APPLICATIONS

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

CELLNET DEPENDS ON FORMING AND MAINTAINING BUSINESS RELATIONSHIPS TO ACHIEVE
  MARKET PENETRATION

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

RISKS ASSOCIATED WITH CELLNET'S SUBSTANTIAL DEBT AND ITS ABILITY TO SERVICE THE
  DEBT; CELLNET'S NEED FOR SUBSTANTIAL FUTURE CAPITAL

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

    CellNet will require substantial additional funds for the development, commercial deployment and expansion of its networks, and for funding operating losses. As of March 31, 1999, the Company had $54.8 million in cash, cash equivalents and short-term investments. The Company intends to raise a substantial amount of additional capital in 1999 and expects that it will continue to require substantial amounts of additional capital in the future. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, CellNet may require additional equity or debt financing earlier than estimated in order to fund its working capital and other requirements. Additional financing may not be available when required or, if available, it may not be on terms satisfactory to CellNet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

HISTORY AND CONTINUATION OF OPERATING LOSSES

    CellNet has incurred substantial and increasing operating losses since inception. As of March 31, 1999, the Company had an accumulated deficit of $460.6 million, primarily resulting from expenses incurred in the development of the Company's wireless data communications system, marketing of the Company's NMR, distribution automation and other services, the installation of its wireless data communications networks and the payment of other normal operating costs.

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

SUBSTANTIAL AND INCREASING COMPETITION

    Electronics, communications and utility product companies are beginning to develop various wireless network meter reading systems as a result of the deregulation of the electric utility industry and the potential market for other applications once a common infrastructure is in place. A number of these systems currently compete, and others may in the future compete, with the CellNet system. Deregulation will likely cause competition to increase. CellNet believes that at this time its most significant direct competitor in the marketplace is Itron, an established manufacturer and seller of hand-held and drive-by automated meter reading equipment for utilities. Itron is currently providing to customers its Genesis-TM- system, a wireless radio network marketed as similar to CellNet's for meter reading purposes.

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

RISKS ASSOCIATED WITH TECHNOLOGICAL PERFORMANCE AND BUILD-OUT OF THE SYSTEM;
  RAPID TECHNOLOGICAL CHANGE AND UNCERTAINTY

    CellNet's initial target market is the monitoring, control and automation of utilities' electric, gas and water meters and distribution networks. Unforeseen problems may occur with respect to CellNet's technology, products or services, and CellNet may not successfully complete the development and commercial implementation of its technology on a wide scale. CellNet must continue to expand and upgrade its ability to implement successfully its wireless networks. CellNet may not be able to develop successfully a full range of endpoint devices.

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

CELLNET DEPENDS ON ITS ACCESS TO RADIO FREQUENCY SPECTRUM, WHICH MAY BE AFFECTED
  BY REGULATION BY THE FCC

    CellNet attempts to obtain exclusive usage of licensed bandwidth and/or secure its own licenses in compliance with FCC regulations in order to ensure the ability to deliver wireless data services on a wide scale. These licenses, referred to as spectrum licenses, are required by the FCC for the wireless transmission of data over a specific radio frequency. CellNet has obtained spectrum licenses in many of the largest Metropolitan Statistical Areas and Consolidated Metropolitan Statistical Areas in the United States. As of March 31, 1999, the Company had acquired a total of 156 spectrum licenses in 54 of the top 60 MSAs/ CMSAs. However, sufficient frequency spectrum may not be available to fully enable the delivery of all or a part of CellNet's wireless based data services or CellNet may be required to find alternative frequencies. The cost of obtaining such spectrum is currently difficult to estimate and may involve time delays and/or increased cost to CellNet. CellNet could also be unable to obtain frequency in certain areas. Any of these circumstances could have a material adverse impact on CellNet's future ability to provide its network services and on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness.

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

    The FCC requires that a minimum configuration of an multiple address radio system be in operation within eighteen months from the initial date of the grant of the system authorization or risk forfeiture of the license for the multiple address radio system frequencies. The eighteen-month deadline may be extended upon a showing of good cause, but the FCC may not grant any such extension. CellNet is responding to this requirement by selectively building out transmission capacity in some areas where it does not yet have utility telecommunications services contracts and may return licenses to the FCC in certain areas.

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

    - the prohibition on future licensing in this band for systems which provide subscriber-based services;

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

    The new auction legislation occurred after the Notice of Proposed Rulemaking in WT Docket 97-81 and will, in CellNet's view, require the FCC to review and revise its proposals in that proceeding relating to the breadth of the auction authority granted to the FCC, which no longer distinguishes between private internal systems, and proposals relating to the grant of "subscriber-based" services. CellNet is unable to determine how the new auction legislation will affect the proposals in that proceeding, whether CellNet's use of multiple address radio system spectrum will subject its applications to the possibility of auctions or will, instead, be considered a "public safety" use, or whether the Commission will otherwise exempt the 928/952 MHz band in which CellNet currently operates from circumstances in which mutual exclusivity between applicants for the same license, requiring the use of auctions, is likely to exist. It is expected that the FCC will act in WT Docket 97-81 to issue new proposals consistent with the new auction legislation. However the Company is unable to predict what those proposals will be or whether they will be favorable to the Company's interest. Given the uncertainty surrounding the future regulations governing the licensing of the MAS channels, it is possible that some or all of the Company's uses of the MAS channels would be determined to restrict the ability to acquire additional licenses in the 928/952 MHz band, thereby requiring the Company to develop equipment capable of operating in one of the other MAS bands. It is also possible that the Company may be required to obtain any future channels in the 928/952 MHz band or in any other MAS band for which the Company desires a license from the FCC only through a competitive bidding assignment process. Although CellNet believes that additional licensed frequency will be generally available to it as required, the cost associated with acquiring such licensed frequency as well as CellNet's operating costs could increase, perhaps substantially, and CellNet could experience substantial delays in adapting its networks if new rules were adopted. The adoption of new rules, depending upon the form in which such rules are adopted, could have a material adverse effect upon CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness.

    In connection with the foregoing, the FCC has temporarily suspended acceptance of multiple address radio system applications for new licenses, major amendments, or major modifications for the 928/959 MHz bands and applications to provide subscriber-based services in the 928/952/956 MHz bands. This temporary suspension does not affect applications for multiple address radio system licenses for private internal purposes in the 928/952/956 MHz bands or applications for assignment of licenses or transfer of control. Subject to certain limitations, pending applications at the time of the suspension will continue to be processed. All of CellNet's pending applications for licenses in the 928/952 MHz band have been or are being processed in due course. In addition, CellNet's applications for the assignment of licenses held by others have been processed during the processing suspension. At the request of CellNet, the FCC has determined that CellNet's current use of the multiple address radio system spectrum constitutes the use as a private, internal network, and so CellNet's applications for new licenses, and for major modifications to existing licenses, are being processed in due course. CellNet's future uses of the multiple address radio system spectrum may not similarly qualify as a use in a private, internal network. The FCC may change or expand its freeze on the processing of applications to recognize the impact of the new auction legislation described above. In either case, CellNet's ability to obtain new licenses could be materially and adversely affected, with similar consequences on CellNet's ability to service areas where it has not yet acquired adequate frequencies.

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

    - the availability of spectrum and the costs of spectrum acquisition; and

    - political and economic conditions.

    In addition, CellNet may not be able to develop and implement localized versions of its network meter reading system without significant effort and cost due to many factors, including the differing standards among utilities on a country-by-country basis. To date, CellNet has extremely limited experience in developing a localized version of its wireless data communications system for foreign markets. CellNet believes BCN's ability to establish business alliances in each international market will be critical to its success. If BCN is unsuccessful in developing, marketing and implementing its system in international markets or in establishing successful business alliances for these markets, BCN's future international operations could be materially and adversely affected and, consequently, CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness could be materially and adversely affected. In addition, there are certain risks inherent in doing business internationally, any of which could materially and adversely affect BCN's potential international operations, including:

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

RISKS ASSOCIATED WITH A GROWING BUSINESS

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

CELLNET RELIES ON KEY PERSONNEL

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

RISKS ASSOCIATED WITH THE UNCERTAINTY OF PROTECTION OF COPYRIGHTS, PATENTS AND
  PROPRIETARY RIGHTS

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

CELLNET DEPENDS ON THIRD-PARTY MANUFACTURERS AND FACES RISKS ASSOCIATED WITH
  COMPONENT SHORTAGES

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

RISKS OF SYSTEM FAILURES, DELAYS AND INADEQUACIES

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

RISK OF POSSIBLE TERMINATION OF CONTRACTS

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

RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE

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

    CellNet is in the process of conducting an internal and external review of all of its systems and contacting all material software and other suppliers to determine any major areas of exposure of its systems to Year 2000 issues. As a result of the internal review to date, CellNet believes that its wireless data networks, through which it provides network meter reading and other services to its customers, are or will be Year 2000 compliant by January 1, 2000. As a result of the external review to date, CellNet believes that its material suppliers will be Year 2000 compliant by the year 2000.

    To date, CellNet has spent an immaterial amount and does not expect to spend a material amount to review and remedy Year 2000 compliance problems. Although CellNet believes that its wireless data networks, through which it provides network meter reading and other services to its customers, are or will be Year 2000 compliant, failure to provide Year 2000 compliant business solutions to its customers or to receive such business solutions from its suppliers could result in liability to CellNet or otherwise have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness. Furthermore, CellNet believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by CellNet, which could result in a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to services its indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000."

CELLNET IS BOUND BY ITS SHAREHOLDERS' AGREEMENT

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

RISKS ASSOCIATED WITH LITIGATION

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

CELLNET'S COMMON STOCK PRICE IS VOLATILE

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

CELLNET HAS DECLARED NO DIVIDENDS ON COMMON STOCK AND IS RESTRICTED FROM DOING
  SO IN THE FUTURE

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

RISKS ASSOCIATED WITH A SUBSTANTIAL PORTION OF SHARES ELIGIBLE FOR FUTURE SALE

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

RISKS RELATED TO PREFERRED SECURITIES OF FUNDING

    In May 1998, Funding, a wholly-owned finance subsidiary of CellNet, completed an offering of Preferred Securities which will fully accrete to a face value of $110.0 million on June 1, 2010. The Preferred Securities bear a cumulative dividend at the rate of 7% per annum. Funding has purchased Treasury Strips sufficient in amount to pay cash dividends on the Preferred Securities through June 1, 2001 and has deposited the Treasury Strips in escrow with the Escrow Agent for the benefit of the holders of the Preferred Securities. Funding is required to pay quarterly dividends in cash on the Preferred Securities through June 1, 2001, and thereafter, in cash or shares of CellNet common stock, at the option of Funding. Dividend payments of $1.9 million were made during the three months ended March 31, 1999. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. CellNet has provided the holders of the Preferred Securities certain guarantees of payment of dividends, distributions, and redemptions. The Preferred Securities involve a high degree of risk, and accordingly, reference must be made to the Risk Factors and other cautionary statements set forth in the Registration Statement on Form S-3 in respect of the Preferred Securities and in Funding's Reports on Form 10-K and Form 10-Q and other filings by Funding with the Securities and Exchange Commission.

RISKS ASSOCIATED WITH CELLNET'S ANTI-TAKEOVER PROVISIONS

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

    The Distribution Date will occur, if at all, on the earlier of (a) the close of business on the tenth (10th) day after a person or group acquires beneficial ownership of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities), and (b) the close of business on the tenth (10th) business day after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities).

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

    The Rights expire (the "Expiration Date") on the earliest of (a) November 24, 2008, (b) the consummation of any of the following transactions: (i) CellNet merges into another entity, (ii) an acquiring entity merges into CellNet, or
(iii) CellNet sells more than fifty percent (50%) of its assets or earning power, (c) the effective date of a redemption of the Rights determined by the Board of Directors, and (d) the time at which the Board of Directors orders an exchange of the Rights.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SHORT-TERM INVESTMENTS AND RESTRICTED CASH

    CellNet maintains a short-term investment portfolio primarily consisting of certificates of deposit and corporate debt securities with maturities less than one year and auction rate preferred stock with maturities greater than ten years. These available-for-sale securities are subject to interest rate risk and will rise and fall in value if the market interest rate changes.

    CellNet's restricted cash balances are invested in fixed income Treasury Securities having staggered maturities matching dividend payment dates of the Redeemable Preferred Securities. Accordingly, changes in market interest rates have no effect on CellNet's operating results, financial condition and cash flows.

    As of March 31, 1999, the following table provides information about CellNet's investment portfolio and restricted cash, and presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands).

                                                    YEAR OF MATURITY                                     TOTAL DUE
                                ---------------------------------------------------------                   AT         FAIR
                                  1999       2000       2001        2002         2003      THEREAFTER    MATURITY      VALUE
                                ---------  ---------  ---------     -----        -----     -----------  -----------  ---------
Cash and Cash Equivalents.....  $  28,295         --         --          --           --           --    $  28,295   $  28,242
  Average Interest Rate.......       4.6%         --         --          --           --           --
Certificates of Deposit.......  $   8,000         --         --          --           --           --    $   8,000   $   8,006
  Interest Rate...............       5.7%         --         --          --           --           --
Corporate Debt Securities.....  $   8,545         --         --          --           --           --    $   8,545   $   8,518
  Average Interest Rate.......       5.3%         --         --          --           --           --
Auction-rate Preferred
  Stock.......................         --         --         --          --           --    $  10,000    $  10,000   $  10,000
  Average Interest Rate.......         --         --         --          --           --         4.9%
Restricted Cash--Fixed Rate...  $   5,781  $   7,700  $   3,850          --           --           --    $  17,331   $  16,413
  Interest Rate...............       5.5%       5.6%       5.6%          --           --           --

SENIOR NOTES, REVOLVING CREDIT AGREEMENTS AND MANDATORILY REDEEMABLE PREFERRED
  SECURITIES

    CellNet uses senior notes, revolving credit agreements and mandatorily redeemable preferred securities to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest expose CellNet to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate which are used to determine the interest rates that are applicable to borrowings under revolving credit agreements with two wholly-owned subsidiaries of CellNet. The revolving credit agreements require the subsidiaries to partially hedge the interest rate exposure using off-balance sheet derivative financial instruments. CellNet uses off-balance sheet derivative financial instruments, including interest rate swaps, to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of CellNet's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the existing on-balance sheet instruments and do not constitute speculative or leveraged positions independent of these exposures.

    The information below summarizes CellNet's financial instruments exposed to market risks associated with fluctuations in interest rates as of March 31, 1999. To the extent CellNet's financial instruments expose CellNet to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for CellNet's senior notes, revolving credit agreements, mandatorily redeemable preferred securities and interest rate swaps in effect at March 31, 1999 and, in the case of the senior notes and mandatorily redeemable preferred securities, exclude the potential exercise of the relevant redemption features (in thousands).

                                                     YEAR OF MATURITY                                      TOTAL
                                -----------------------------------------------------------                DUE AT
                                   1999         2000         2001        2002       2003     THEREAFTER   MATURITY   FAIR VALUE
                                   -----        -----        -----     ---------  ---------  ----------  ----------  ----------
Senior Notes--Fixed Rate......          --           --           --          --         --  $  654,133  $  654,133  $  209,323
  Interest Rate...............          --           --           --          --         --       14.0%
Mandatorily Redeemable
  Preferred Securities--Fixed
    Rate......................          --           --           --          --         --  $  110,000  $  110,000  $   60,500
  Interest Rate...............          --           --           --          --         --        7.0%
Revolving Credit
  Agreements--Variable Rate...          --           --           --          --  $   1,163  $   38,187  $   39,350  $   39,350
  Average Interest Rate.......          --           --           --          --       7.6%        7.9%
Interest Rate Swaps--Variable
  to Fixed Rate...............          --           --           --   $  30,000         --          --  $   30,000  $     (150)
  Average Pay Rate............          --           --           --        5.6%         --          --
  Average Receive Rate........          --           --           --        5.0%         --          --

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See above, "Management's Discussion and Analysis--Risk Factors that May Affect Future Operating Results--Litigation."

ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS.

    Exhibit 27.1  Financial Data Schedule

    (B) REPORTS ON FORM 8-K.

    There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CELLNET DATA SYSTEMS, INC.

Date:  May 17, 1999             By:  /s/ PAUL G. MANCA
                                     -----------------------------------------
                                     Paul G. Manca
                                     VICE PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                     (PRINCIPAL FINANCIAL AND ACCOUNTING
                                     OFFICER)

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                                    EXHIBIT TITLE
-----------  ---------------------------------------------------------------------------------------------------------
      27.1   Financial Data Schedule