Form 10-Q
period 1999-06-30
CELLNET DATA SYSTEMS INC
filed 1999-08-16
CIK 805956

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-21409

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES /X/ NO / /

    As of August 12, 1999, 43,125,755 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     INDEX

                                                                                                                      PAGE
                                                                                                                      -----
PART I. FINANCIAL INFORMATION....................................................................................           3
             Item 1.  Consolidated Financial Statements (Unaudited)..............................................           3
                      Condensed Consolidated Balance Sheets--As of June 30, 1999 and December 31, 1998...........           3
                      Condensed Consolidated Statements of Operations--Three Months and Six Months Ended June 30,           4
                        1999 and 1998............................................................................
                      Condensed Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1999 and                 5
                        1998.....................................................................................
                      Notes to Condensed Consolidated Financial Statements.......................................           6
             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......           8
             Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................          31

PART II. OTHER INFORMATION.......................................................................................          33
             Item 1.  Legal Proceedings..........................................................................          33
             Item 2.  Changes in Securities......................................................................          33
             Item 3.  Defaults upon Senior Securities............................................................          33
             Item 4.  Submission of Matters to a Vote of Security Holders........................................          33
             Item 5.  Other Information..........................................................................          33
             Item 6.  Exhibits and Reports on Form 8-K...........................................................          33

SIGNATURE........................................................................................................          34

EXHIBIT INDEX....................................................................................................          35

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CELLNET DATA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1999         1998
                                                                                          ---------  ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $  39,052   $   35,505
  Short-term investments................................................................      7,996       50,728
  Accounts receivable--trade............................................................      6,219        5,022
  Accounts receivable--other............................................................      3,970        2,442
  Prepaid expenses and other............................................................      1,356        1,358
                                                                                          ---------  ------------
    Total current assets................................................................     58,593       95,055
Networks--net...........................................................................    215,048      176,090
Network components and inventory........................................................     24,011       32,616
Restricted cash.........................................................................     14,580       17,984
Property--net...........................................................................     14,025       16,499
Debt issuance costs and other--net......................................................      5,408        5,818
                                                                                          ---------  ------------
Total assets............................................................................  $ 331,665   $  344,062
                                                                                          ---------  ------------
                                                                                          ---------  ------------
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable......................................................................  $  11,676   $   11,703
  Accrued compensation and related benefits.............................................      4,763        4,970
  Accrued liabilities...................................................................      5,440        4,168
  Current portion of capital lease obligations..........................................        585          691
                                                                                          ---------  ------------
    Total current liabilities...........................................................     22,464       21,532
Senior notes............................................................................    343,858      316,709
Revolving credit agreements.............................................................     69,850       31,350
Deferred revenue........................................................................      5,176        5,339
Capital lease obligations...............................................................        208          437

Commitments and contingencies (Note 3)..................................................         --           --

Mandatorily redeemable preferred securities of subsidiary holding solely Company
  preferred stock.......................................................................    106,355      106,191

Stockholders' deficit:
  Preferred stock--$.001 par value; 15,000,000 shares authorized; no shares
    outstanding.........................................................................         --           --
  Common stock--$.001 par value; 100,000,000 shares authorized; shares outstanding,
    1999: 43,087,695; 1998: 42,494,406..................................................    212,454      211,672
  Notes receivable from sale of common stock............................................       (528)        (640)
  Warrants..............................................................................     74,545       74,545
  Accumulated deficit...................................................................   (502,716)    (423,085)
  Net unrealized gain (loss) on short-term investments..................................         (1)          12
                                                                                          ---------  ------------
    Total stockholders' deficit.........................................................   (216,246)    (137,496)
                                                                                          ---------  ------------
Total liabilities and stockholders' deficit.............................................  $ 331,665   $  344,062
                                                                                          ---------  ------------
                                                                                          ---------  ------------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                    ----------------------  ----------------------
                                                                       1999        1998        1999        1998
                                                                    ----------  ----------  ----------  ----------
Revenues:
  Network service revenues........................................  $    5,334  $    2,479  $    9,596  $    4,450

  Product revenues................................................         295         242         520         408

  License fees and other revenues.................................         157         139         606         271
                                                                    ----------  ----------  ----------  ----------

      Total revenues..............................................       5,786       2,860      10,722       5,129
                                                                    ----------  ----------  ----------  ----------

Costs and expenses:

  Cost of network operations......................................       8,398       6,291      15,236      11,436

  Cost of product and other revenues..............................         276         374         688         458

  Research and development........................................       6,706       8,474      13,489      15,498

  Marketing and sales.............................................       3,182       2,847       5,872       5,898

  General and administrative......................................       5,737       4,514       9,478       8,138

  Depreciation and amortization...................................       7,006       4,468      13,633       8,647
                                                                    ----------  ----------  ----------  ----------

      Total costs and expenses....................................      31,305      26,968      58,396      50,075
                                                                    ----------  ----------  ----------  ----------

  Loss from operations............................................     (25,519)    (24,108)    (47,674)    (44,946)

  Equity in net loss of unconsolidated affiliate..................      (1,079)       (630)     (2,134)       (981)

  Other income (expense):

    Interest income...............................................         697       2,005       1,824       3,939

    Interest expense, net of capitalized interest.................     (14,027)    (10,892)    (27,586)    (21,674)

    Other--net....................................................        (170)          3         (41)       (176)
                                                                    ----------  ----------  ----------  ----------

      Total other income (expense), net...........................     (13,500)     (8,884)    (25,803)    (17,911)
                                                                    ----------  ----------  ----------  ----------

  Loss before provision for income taxes and dividends and
    accretion on preferred securities.............................     (40,098)    (33,622)    (75,611)    (63,838)

  Provision for income taxes......................................           5          --           6          --
                                                                    ----------  ----------  ----------  ----------

  Loss before dividends and accretion on preferred securities.....     (40,103)    (33,622)    (75,617)    (63,838)

  Dividends and accretion on preferred securities.................      (2,008)       (938)     (4,014)       (938)
                                                                    ----------  ----------  ----------  ----------

  Net loss applicable to common stockholders......................  $  (42,111) $  (34,560) $  (79,631) $  (64,776)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

  Basic and diluted net loss per share............................  $    (0.98) $    (0.83) $    (1.87) $    (1.57)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

  Shares used in computing net loss per share.....................      42,857      41,469      42,646      41,305
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1999       1998
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common stockholders.................................................  $ (79,631) $ (64,776)
  Adjustments to reconcile net loss applicable to common stockholders to net cash used for operating activities:
    Depreciation and amortization............................................................     13,633      8,647
    Accretion on senior notes, net of capitalized interest...................................     25,639     21,418
    Accretion on preferred securities........................................................        164         39
    Amortization of debt issuance costs......................................................        277        202
    Equity in net loss of unconsolidated affiliate...........................................      2,134        981
    Other....................................................................................       (446)       276
    Changes in:
      Accounts receivable--trade.............................................................     (1,197)    (1,187)
      Accounts receivable--other.............................................................     (1,528)      (297)
      Prepaid expenses and other.............................................................          2       (192)
      Accounts payable.......................................................................        (27)     4,679
      Accrued compensation and related benefits..............................................       (207)       275
      Accrued liabilities and deferred revenues..............................................      1,109      1,236
                                                                                               ---------  ---------
        Net cash used for operating activities...............................................    (40,078)   (28,699)
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Networks...................................................................................    (46,861)   (44,596)
  Network components and inventory...........................................................      8,605     (2,718)
  Purchase of property.......................................................................     (1,700)    (3,927)
  Investment in unconsolidated affiliates....................................................     (2,134)    (2,555)
  Purchase of short-term investments.........................................................     (8,846)   (79,842)
  Proceeds from sales and maturities of short-term investments...............................     51,565     37,518
  Increase in restricted cash................................................................         --    (21,403)
  Proceeds from maturity of restricted cash..................................................      3,850         --
  Other assets...............................................................................        133       (148)
                                                                                               ---------  ---------
        Net cash provided by (used for) investing activities.................................      4,612   (117,671)
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit agreements..................................................     38,500         --
  Proceeds from issuance of preferred securities.............................................         --    105,940
  Repayment of capital lease obligations.....................................................       (381)      (339)
  Proceeds from sale of common stock, net of repurchases.....................................        782        791
  Collection of notes receivable from sale of common stock...................................        112         28
                                                                                               ---------  ---------
        Net cash provided by financing activities............................................     39,013    106,420
                                                                                               ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................................      3,547    (39,950)
CASH AND CASH EQUIVALENTS, Beginning of period...............................................     35,505    111,112
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS, End of period.....................................................  $  39,052  $  71,162
                                                                                               ---------  ---------
                                                                                               ---------  ---------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases...............................................  $      46  $     797
  Capitalization of interest into networks...................................................  $   1,510  $   1,613
  Change in unrealized gain on short-term investments........................................  $     (13) $      (6)
  Conversion of warrants into common stock...................................................  $      --  $       1
  Repurchase of unvested common stock and cancellation of related notes receivable...........  $      --  $       8
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest.....................................................................  $   1,329  $      47
  Cash paid for income taxes.................................................................  $       6  $      --

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

1. BASIS OF PRESENTATION

    In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals CellNet Data Systems, Inc. considers necessary for a fair presentation of its financial position as of June 30, 1999 and the results of operations and cash flows for the three and the six months ended June 30, 1999 and 1998. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of CellNet Data Systems, Inc. and the notes thereto for the year ended December 31, 1998. Operating results for the three and the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations or cash flows. The comprehensive net loss was $42,119,000 and $34,564,000 for the three months ended June 30, 1999 and 1998, respectively. The comprehensive net loss was $79,644,000 and $64,782,000 for the six months ended June 30, 1999 and 1998, respectively. The comprehensive net loss differs from the net loss applicable to common stockholders by the net unrealized loss on short-term investments.

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

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133 is effective for quarters of fiscal years beginning after June 15, 2000. The Company has not fully assessed the implications of this new standard.

2. NET LOSS PER SHARE

    Basic EPS for the periods presented is computed by dividing net loss by the weighted average number of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for all periods presented was computed the same as basic EPS since all other potential dilutive securities (common stock subject to repurchase, common stock options and warrants and mandatorily redeemable preferred securities) are excluded as they are antidilutive.

3. COMMITMENTS AND CONTINGENCIES

    In October 1996, Itron, one of CellNet's competitors, filed a complaint against CellNet in the Federal District Court in Minnesota, alleging that CellNet infringed an Itron patent which was issued in September 1996. Itron sought a judgement for damages, attorneys' fees and injunctive relief. On January 28, 1999, the Court ruled in favor of CellNet that, as a matter of law, CellNet's system did not infringe the Itron patent. The Court also ruled in favor of Itron that the Itron patent was valid against certain prior art. Itron has

                           CELLNET DATA SYSTEMS, INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

3. COMMITMENTS AND CONTINGENCIES (CONTINUED) filed a notice to appeal the Court's ruling. Consequently, CellNet filed a notice of cross-appeal. CellNet believes that the ultimate outcome of the lawsuit is not expected to have a material adverse effect on CellNet's operating results, financial condition and cash flows.

    In April 1997, CellNet filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent No. 4,783,623. CellNet sought an injunction, damages and other relief. On November 2, 1998, the Court ruled that Itron's patent does not infringe upon CellNet's Patent No. 4,783,623. CellNet recently filed its appeal in this action.

    The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL, ET AL., No. 398464, filed in the Superior Court of California for the County of San Mateo was a purported class action on behalf of CellNet's stockholders against CellNet, certain of its officers and directors and underwriters of CellNet's initial public offering seeking unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which CellNet issued 5,000,000 shares of common stock to the public, contained materially misleading statements and omissions in that CellNet was obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. The complaint was dismissed on February 9, 1998, without leave to amend. Plaintiffs filed an appeal in the California Court of Appeal. By subsequent agreement among the parties, this action has been dismissed with prejudice and without any payment by CellNet to plaintiffs or their counsel. This brings this litigation to a close.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS SECTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, INFORMATION ABOUT CELLNET'S EXPECTED WIRELESS DATA NETWORK DEPLOYMENTS AND OPERATIONS, ITS STRATEGY FOR MARKETING AND DEPLOYING SUCH NETWORKS AND RELATED FINANCING ACTIVITIES, ITS EXPECTED REVENUES, EXPENSES AND CAPITAL EXPENDITURES AND ITS ASSESSMENT OF POTENTIAL YEAR 2000 ISSUES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    CellNet intends to deploy and operate a series of wireless data communications networks pursuant to services agreements with utilities and other parties including new power market participants to earn recurring revenues by providing network meter reading services and to use the networks to support a variety of non-utility applications. CellNet employs two basic strategies in the deployment of its networks-saturation deployments for providing network meter reading services to existing utilities, and broad deployments for providing network meter reading services to other parties including new power market participants. Under CellNet's saturation deployment strategy, CellNet builds out its wide area network and local area network concurrently in order to cover virtually every meter in a utility's designated service area. The saturation deployment strategy has proven effective because it allows coverage of all of the energy consumers in those service areas. Under CellNet's broad deployment strategy, CellNet first deploys its wide area network in service areas where the largest consumers of energy are located and where energy consumers and other power market participants are most likely to value CellNet's services and/or to concentrate their marketing efforts. As contracts for the provision of network meter reading services are obtained, CellNet builds out its local area network on an incremental basis as necessary to service those customers or for advanced coverage of certain areas. Both the local area network and wide area network can be further expanded incrementally as additional business outside the existing coverage areas is obtained. Broad deployment offers energy service providers who lack the established utilities' designated geographical customer bases the flexibility to build as they grow or to pursue particular market niches. It also offers established utilities who are not yet prepared to commit their resources to a long-term saturation deployment project the opportunity to cover a portion of their customers initially and to increase coverage in their service areas over time, potentially to all of their meters. By using networks deployed under either strategy, CellNet is also able to offer (i) network meter reading services directly to energy consumers, to the extent that the information is not being made available to them by their own utility or energy service provider,
(ii) network meter reading services which monitor sub-meters for industrial and commercial customers which desire to monitor the energy consumption of particular heating, ventilation and air conditioning systems, individual manufacturing processes or pieces of equipment and individual departments, and
(iii) a range of non-utility wireless data communication services for such applications as home security, remote status monitoring of vending machines, office equipment and parking meters, and remote control of traffic lights.

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

UNEVEN REVENUE GROWTH

    The timing and amount of CellNet's future revenues will depend upon its ability to obtain additional services agreements with utilities and other parties including new power market participants and upon CellNet's ability to deploy and operate successfully its wireless communications networks for utility and non-utility applications. New services agreements are expected to be obtained on an irregular basis, and there may be prolonged periods during which CellNet does not enter into any additional services agreements or other arrangements. As a result, CellNet expects that its revenues will not grow smoothly over time, but will increase unevenly as CellNet enters into new services agreements and other commercial relationships, and may decrease sharply in the event that any of its existing services agreements are terminated or not renewed. See "Risk Factors That May Affect Future Operating Performance--We Will Not Earn Significant Revenues Unless Our Automated Meter Reading System Services Achieve Broad Acceptance in the Utility Industry;--We Derive A Significant Portion of Our Revenues from a Limited Number of Utilities; and--If We Fail To Develop Non-Utility Services That Achieve Commercial Acceptance, Our Ability to Achieve Future Growth Will Be Significantly Impaired;--Our Operating Results Are Difficult To Predict Because They Fluctuate Significantly."

UNCERTAINTY OF MARKET ACCEPTANCE

    CellNet's future revenues will depend on the number of new services agreements with established utilities and other parties including new power market participants and on the amount of network meter reading services to be provided thereunder. CellNet's existing revenues principally arise from established utilities. During the first six months of 1999, approximately 96% of CellNet's revenues were derived from its contracts with Kansas City Power & Light, AmerenUE, Northern States Power Company and Puget Sound Energy, Inc. During 1998, 92% of CellNet's revenues were derived from its contracts with Kansas City Power & Light, AmerenUE and Northern States Power Company. The utility industry is historically characterized by long purchasing cycles and cautious decision making, and purchases of CellNet's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase CellNet's services to date. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established utilities, CellNet believes that implementation of utility deregulation will ultimately accelerate the utility decision-making process. CellNet believes that it will enter into additional services contracts with other utilities and other parties including new power market participants, as well as expand its contracts with current network customers; however, if CellNet's services do not gain widespread industry acceptance, its revenues would not increase significantly after services contracts for existing network systems have been fully installed.

    With the advent of utility industry deregulation, CellNet is seeking opportunities to provide its network meter reading services to other parties including new power market participants. CellNet believes it is well positioned to offer competitive advantages to established utilities and other parties including new power market participants. CellNet has entered into several contracts with new power market participants and others for the provision of network meter reading services. However there can be no assurance that CellNet will be able to enter into contracts covering a sufficient number of meters to recover its costs of deployment, on terms favorable to CellNet, or at all. CellNet also anticipates that, under contracts with new power market participants, it would build out its networks, at least in part, before the capacity is fully committed. For these reasons, CellNet's ability to obtain financing for the capital expenditures associated with these contracts may be limited, although CellNet also believes that it will be able to defer a significant portion of the capital expenditures by building out its networks incrementally as needed, and that the new power market participants would lease or acquire the endpoints from CellNet, reducing CellNet's costs. CellNet also anticipates that its contracts with new power market participants and other parties will be shorter-term than those it has entered into with established utilities, and may therefore not fully cover the costs of network build-out and associated operating costs. CellNet intends to reduce this risk by marketing its services to a wide range of new power market participants and other parties, but there can be no assurance that CellNet will be successful in such marketing efforts, or that the new power market participants or other parties will be successful in capturing any significant share of the energy service market.

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

REVENUES LAG NETWORK DEPLOYMENT

    CellNet expects to realize network service revenue under a services agreement with a utility or new power market participant only when a portion of the network is installed and they have begun billing their customers based upon the network meter reading data obtained. CellNet expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. A network's service revenues are not expected to exceed CellNet's capital investments and expenses incurred to deploy such network for several years. As of June 30, 1999, CellNet had approximately 4,344,000 meters under long-term contracts and a potential 500,000 meters under an agreement with C3 Communications, of which approximately 2,340,000 meters were in revenue service. As additional segments of CellNet's networks are installed and used by its customers for billing purposes, CellNet expects to realize a corresponding increase in its network service revenues. However, if CellNet is able to deploy successfully an increasing number of networks over the next few years, the operating losses created by this lag in revenues, the negative cash flow resulting from such operating losses, and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating the additional networks.

IMPACT OF RAPID EXPANSION

    CellNet will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. CellNet has incurred substantial operating losses since its inception and, as of June 30, 1999, had an accumulated deficit of $502.7 million. CellNet does not expect significant revenues relative to anticipated operating costs during 1999 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands and installs additional networks. CellNet does not expect positive cash flow after capital expenditures from its network meter reading services operations for several years. CellNet will require substantial capital to fund operating cash flow deficits and capital expenditures for the foreseeable future and expects to finance these requirements through significant additional external financing. See "Risk Factors That May Affect Future Operating Performance--We Expect to Continue to Experience Significant Losses For At Least the Next Several Years, Because We Will Incur Network Deployment Costs In Advance of Receiving Revenues From Services Offered Through the Network" and "--We Have a Significant Amount of Debt and Preferred Stock Which Will Require Us to Generate Substantial Cash Flow in Order to Satisfy Our Obligations."

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES

    Revenues for the three months ended June 30, 1999 and 1998 were $5.8 million and $2.9 million, respectively. During the three months ended June 30, 1999, AmerenUE, Kansas City Power & Light, Northern States Power Company and Puget Sound Energy, Inc. accounted for approximately 41%, 22%, 19% and 14% of CellNet's revenues, respectively. During the three months ended June 30, 1998, AmerenUE and Kansas City Power & Light accounted for approximately 53% and 31% of CellNet's revenues, respectively. The increase in revenues from period-to-period resulted primarily from a $2.8 million increase in network service revenues, consistent with the increase in the number of installed, revenue-generating meters.

    Revenues for the six months ended June 30, 1999 and 1998 were $10.7 million and $5.1 million, respectively. During the six months ended June 30, 1999, AmerenUE, Kansas City Power & Light, Northern States Power Company and Puget Sound Energy, Inc., accounted for approximately 42%, 22%, 19% and 13% of CellNet's revenues, respectively. During the first six months of 1998, Kansas City Power & Light and AmerenUE accounted for 52% and 33% of CellNet's revenues, respectively. The increase in revenues from period-to-period resulted primarily from a $5.1 increase in network service revenues, consistent with the increase in the number of installed, revenue-generating meters.

    CellNet generally realizes service revenues under its services agreements only when its networks or portions thereof are successfully installed and operating and its clients begin billing their own customers or begin using the network meter reading services provided. Revenues are expected to increase as CellNet continues to install its networks, the networks or portions thereof become operational, and its clients begin billing their own customers or begin using the network meter reading services provided. CellNet expects to have product sales associated with certain network meter reading deployments. Such sales could be material to CellNet's revenues, although no assurance can be given in this regard. Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received during the six months ended June 30, 1999 are not reliable indicators of revenues that might be expected in the future.

COST OF REVENUES

    For the three and six months ended June 30, 1999 and 1998, cost of revenues primarily consisted of network operations costs. Cost of revenues was $8.7 million and $6.7 million for the three months ended June 30, 1999 and 1998, respectively. Cost of revenues was $15.9 million and $11.9 million for the six months ended June 30, 1999 and 1998, respectively. The increase in cost of revenues from period-to-period was driven by increasing costs of providing network services to support the roll-out of new and existing networks. Cost of network operations consists of labor costs and associated costs necessary for network monitoring operations, network deployment management and customer training. Cost of network operations also includes the increased installation, applications and radio frequency engineering staff to support anticipated additional utility contracts. Network operations do not currently generate a profit as CellNet has not yet achieved a scale of services sufficient to cover network costs. CellNet will incur significant increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation and miscellaneous maintenance and operating expenses.

OPERATING EXPENSES

    Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses, were $22.6 million and $20.3 million for the three months ended June 30, 1999 and 1998, respectively. Operating expenses were $42.5 million and $38.2 million for the six months ended June 30, 1999 and 1998, respectively. The increase in operating expenses on a period-to-period basis is attributable to CellNet's rapid growth and to increasing general and administrative and depreciation and amortization expenditures, partially offset by decreased research and development expenditures. CellNet expects to moderately reduce its spending on research and development activities during 1999. Marketing and sales costs are expected to increase slightly over current levels as CellNet continues its efforts to sign new service agreements. General and administrative costs are expected to increase over time in line with CellNet's expected growth and are expected to increase moderately. Depreciation and amortization expense is expected to grow as a result of increased additions to networks, property and leasehold improvements.

RESEARCH AND DEVELOPMENT

    Research and development expenses are attributable largely to personnel costs, consulting fees and supplies associated with continuing system software, firmware and equipment development costs and prototype testing. Research and development costs are expensed as incurred. CellNet's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as CellNet believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses were $6.7 million and $8.5 million for the three months ended June 30, 1999 and 1998, respectively. Research and development expenses were $13.5 million and $15.5 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in research and development spending in 1999 over 1998 primarily reflects moderate reductions in CellNet's engineering staff. CellNet expects that research and development expenses will continue to decrease moderately in the near term.

MARKETING AND SALES

    Marketing and sales expenses consist principally of personnel costs, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses were $3.2 million and $2.8 million for three months ended June 30, 1999 and 1998, respectively. These expenses have increased moderately from period-to-period due to additions in marketing and sales staff during the period. Marketing and sales expenses were $5.9 million in both the six months ended June 30, 1999 and 1998. These expenses have remained relatively the same in 1999 from 1998 due to additions in marketing and sales staff, partially offset by a reduction in expenditures for CellNet's advertising programs. CellNet expects marketing and sales expenses to increase moderately in the remainder of 1999, as CellNet continues its efforts to sign new service agreements.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include compensation paid to general management, administrative personnel costs, travel and communications and other general administrative expenses, including fees for professional services. General and administrative expenses for the three months ended June 30, 1999 and 1998 were $5.7 million and $4.5 million, respectively. General and administrative expenses were $9.5 million and $8.1 million for the six months ended June 30, 1999 and 1998, respectively. The period-to-period increase in these expenses in 1999 over 1998 resulted from an increase in expenditures for certain employee compensation. CellNet expects general and administrative expenses to increase over time in line with expected growth.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense was $7.0 million and $4.5 million for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, depreciation and amortization expense was $13.6 million and $8.6 million, respectively. Depreciation and amortization expense is attributable to CellNet's networks, including both equipment manufactured by CellNet and systems partially installed in the field, property and leasehold improvements. Depreciation and amortization expense has increased as a result of increased additions to networks, property and leasehold improvements period-over-period.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

    CellNet accounts for its investment in BCN, which began operations in 1997, using the equity method. In the three months ended June 30, 1999 and 1998, CellNet recognized $1.1 million and $630,000 as its share of BCN's losses, respectively. In the six months ended June 30, 1999 and 1998, CellNet recognized $2.1 million and $1.0 million as its share of BCN's losses, respectively. CellNet has no ongoing fixed capital commitment and as such recognizes losses only to the extent of CellNet's cash contributions and any committed capital contributions. CellNet expects to recognize increased losses in the future from its share of BCN's losses.

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

    On October 2, 1996, CellNet completed an initial public offering in which it sold 5,000,000 shares at $20 per common share for aggregate net proceeds of $92.2 million. In connection with the initial public offering, CellNet also received $1.2 million in proceeds from the cash exercise of the 1995 Warrants (the "Warrant Exercise") for 495,918 common shares. In addition, on October 2, 1996, CellNet completed certain direct placements (the "Direct Placements") in which it sold 1,579,404 shares of its Common Stock for proceeds of approximately $28.0 million.

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

    In May 1998, a new subsidiary of CellNet, CellNet Funding, LLC ("Funding") completed an offering of Exchangeable Preferred Securities Mandatorily Redeemable 2010 for net proceeds of $106.0 million. The restricted cash at June 30, 1999 of approximately $14.6 million includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which was placed in escrow upon the closing of the offering of the Preferred Securities.

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

    The Revolving Credit Agreements require the wholly-owned subsidiaries to enter into Interest Hedge Agreements (as defined) to reduce the impact of changes in the variable interest rates on borrowings. The Revolving Credit Agreements require the Borrowers to hedge not less than 33% of the outstanding principal amount of their total outstanding borrowings. At June 30, 1999, the wholly-owned subsidiaries each had an interest rate swap agreement outstanding with a commercial bank with total notional principal amounts of $6 million and $24 million, respectively. The interest rate swap agreements effectively exchange the wholly-owned subsidiaries' interest rate exposure on $6 million and $24 million of outstanding borrowings to fixed rates of 8.255%, and 8.63%, respectively. The interest rate swaps mature on March 11, 2002. CellNet is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, CellNet does not anticipate nonperformance by the counterparty.

    One of CellNet's wholly-owned subsidiaries entered into a term loan agreement (the "Term Loan") with one of its customers, which provides for borrowings of up to $40.0 million. Borrowings bear interest at 6.5% per annum and are secured by the subsidiary's assets, contracts and leases. The Term Loan provides for monthly drawdowns. Interest on the drawdowns is payable quarterly. The drawdowns are payable on June 30, 2004. At June 30, 1999, the wholly-owned subsidiary had outstanding drawdowns of $20.5 million.

    CellNet has earned interest income on the invested proceeds from these financings. CellNet has also incurred significant interest expense from the amortization of the original issue discount on the 1995 Notes and the 1997 Notes. Interest expense will increase significantly in future periods as a result of the increased accretion of a larger original issue discount balance from the issuance of the 1997 Notes, and from interest and commitment fees incurred from the Revolving Credit Agreements, Interest Hedge Agreements and the Term Loan.

    Interest income has been and will continue to be received by CellNet from the short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by CellNet for capital expenditures and operating and other expenses. Interest income is expected to be variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by CellNet in its business. Interest income was $697,000 and $2.0 million for the three months ended June 30, 1999 and 1998, respectively. Interest income was $1.8 million and $3.9 million for the six months ended June 30, 1999 and 1998, respectively.

    No interest on the 1997 Notes is payable prior to April 1, 2003. Thereafter, until maturity on October 1, 2007, interest will be payable semi-annually in arrears on each April 1 and October 1. The carrying amount of the 1997 Notes accretes from the date of issue and CellNet's interest expense includes such accretion. Interest expense on the Revolving Credit Agreements is generally payable quarterly or upon the maturity date of the advance if less than 90 days. Commitment fees on the unused portion of the Revolving Credit Agreements and the Term Loan are payable quarterly. Interest under the Interest Hedge Agreements is received and paid quarterly. Interest expense, net of capitalized interest, increased to $14.0 million from $10.9 million for the three months ended June 30, 1999 over the 1998 period. Interest expense, net of capitalized interest, increased to $27.6 million from $21.7 million for the six months ended June 30, 1999 and 1998, respectively. The period-to-period increase in interest expense primarily resulted from increases in the accretion on the senior notes and interest incurred on the Revolving Credit Agreements.

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

DIVIDENDS AND ACCRETION ON PREFERRED SECURITIES OF SUBSIDIARY

    The net proceeds from the placement of the Preferred Securities in May 1998, after offering costs, was $106.0 million and will fully accrete to the face value of $110.0 million on June 1, 2010. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, and commenced September 1, 1998. Dividend expense for the three months ended June 30, 1999 and 1998 was $1.9 million and $899,000, respectively. Accretion of the Preferred Securities for the three months ended June 30, 1999 and 1998, respectively, was $82,000 and $39,000, respectively. Dividend expense for the six months ended June 30, 1999 and 1998 was $3.9 million and $899,000, respectively. Accretion of the Preferred Securities for the six months ended June 30, 1999 and 1998 was $164,000 and $39,000, respectively.

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

    To date, CellNet has spent an immaterial amount and does not expect to spend a material amount to review and remedy Year 2000 compliance problems. Although CellNet believes that its wireless data networks, through which it provides network meter reading and other services to its customers, are or will be Year 2000 compliant, failure to provide Year 2000 compliant business solutions to its customers or to receive such business solutions from its suppliers could result in liability to CellNet or otherwise have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness. Furthermore, CellNet believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by CellNet, which could result in a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to services its indebtedness. See "Risk Factors That May Affect Future Operating Performance--Our Business Could Be Affected by Year 2000 Issues."

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

    In the six months ended June 30, 1999 and 1998, net cash used for CellNet's operating activities totaled $40.0 million, and $28.7 million, respectively. Net cash used for operating activities resulted primarily from cash used to fund net operating losses.

    In the six months ended June 30, 1999 and 1998, net cash provided by (used for) CellNet's investing activities totaled $4.6 million, and $(117.7) million, respectively. CellNet's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property and equipment and purchases, sales and maturities of short-term investments. In the first six months of 1999, net proceeds from the sale and maturities of short-term investments were $42.7 million and were used to fund operating activities. For the first six months of 1998, purchases of short-term investments exceeded proceeds from the sale and maturities of short-term investments by $42.3 million.

    In the first six months of 1999 and 1998, net cash provided by CellNet's financing activities totaled $39.0 million and $106.4 million, respectively. Cash provided in 1999 resulted primarily from an additional $38.5 million in borrowings under the Revolving Line of Credit Agreements and the Term Loan.

    As of June 30, 1999, CellNet had cash, cash equivalents and short-term investments totaling $47.0 million. As of December 31, 1998, CellNet had cash, cash equivalents and short-term investments totaling $86.2 million. The decrease of $39.2 million during the first six months of 1999 resulted from operating costs and the development and construction of CellNet's wireless communications networks, offset by proceeds from the Revolving Line of Credit Agreements and the Term Loan of $38.5 million.

    Deployments of CellNet's wireless communications networks will require substantial additional capital. CellNet has made $46.9 million in capital expenditures in the first six months of 1999 for saturation deployment network installations and anticipates making an additional $52.4 million in such capital expenditures during the remaining six months of 1999. In addition, CellNet anticipates that it may make modest additional capital expenditures relating to the installation of its broad deployment network in California. The exact amount of such expenditures will depend, in part, upon the amount of network meter reading and other services contracted for. CellNet may make additional capital expenditures in connection with the installation of new networks, the expansion of existing networks and/or an acceleration in anticipated network installation schedules. In addition, funds will be required for a number of purposes including, but not limited to, further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered on the CellNet system. CellNet expects that cash used for the construction and installation of networks and for the purchase of property and equipment will increase substantially as and when CellNet obtains new services agreements or enters into other arrangements for the installation of its networks, and that CellNet will require significant amounts of additional capital from external sources. Sources of additional capital for CellNet and its subsidiaries may include project or conventional bank financing, including financing provided by utilities to finance the construction of networks being built out primarily for them, public and private offerings of debt and equity securities and cash generated from operating activities. CellNet expects that a substantial portion of its future financing will be at the subsidiary level on a project basis. CellNet expects to obtain third party financing for the construction of wireless networks, based on the projected cash flow expected to be generated from such projects. CellNet expects that the recurring revenue stream from long-term services contracts and other arrangements will support the amortization of debt raised for the project involved, however no assurance can be given that this will occur. CellNet expects that operating activities will require the consumption of a substantial amount of cash resources for the next several years.

    CellNet believes that existing cash, cash equivalents, short-term investments, anticipated interest income, other revenues and expected sources of project financing of approximately $110.0 million will be sufficient to meet its cash requirements through June 2000. CellNet intends to raise a substantial amount of capital in 1999 and expects that it will continue to require substantial amounts of additional capital in the future. The extent of additional financing will depend on the success of CellNet's business. CellNet expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing will be available to CellNet or, if available, that it can be obtained on terms acceptable to CellNet and within the limitations contained in the Indenture or that may be contained in any additional financing arrangements. The Indenture governing the 1997 Notes contained certain covenants that limit CellNet's ability to incur additional indebtedness. Future financings may be dilutive to existing stockholders. Failure to obtain such financing could result in the delay or abandonment of some of all of CellNet's development and expansion plans and expenditures, which could limit the ability of CellNet to meet its debt service requirements and could have a material adverse effect on its business and on the value of the Common Stock.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

WE WILL NOT EARN SIGNIFICANT REVENUES UNLESS OUR AUTOMATED METER READING SYSTEM
  SERVICES ACHIEVE BROAD ACCEPTANCE IN THE UTILITY INDUSTRY.

    Our ability to earn significant revenues depends upon the rate at which utilities, new power market participants and their customers decide to use our network meter reading and other services. The utility industry historically has been slow and deliberate in making decisions to adopt new technology, such as our services. Utilities can take up to several years to complete a major decision to adopt new technology. The decision-making process of utilities can involve multiple stages including:

    - the formation of evaluation committees,

    - a review of different technical options,

    - technology trials,

    - equipment testing and certification,

    - performance and cost justifications,

    - regulatory review,

    - one or more requests for vendor quotes and proposals, and

    - budgetary approvals and other steps.

    As a result of this lengthy decision-making process, only a limited number of utilities have purchased our services to date, and we cannot predict the timing or extent to which participants in the utility industry will adopt our services.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM A LIMITED NUMBER OF
  UTILITIES.

    We currently derive almost all of our revenues from long-term services contracts with a limited number of established utilities. During the six months ended June 30, 1999, 96% of our revenues were derived from our contracts with Kansas City Power & Light, AmerenUE, Northern States Power Company and Puget Sound Energy, Inc. During 1998, 92% of our revenues were derived from our contracts with Kansas City Power & Light, AmerenUE and Northern States Power Company. Accordingly, if any of these or other utilities that account for a significant portion of our revenues decides to significantly reduce the level of our services, our revenue levels and our business would suffer.

IF WE FAIL TO DEVELOP NON-UTILITY SERVICES THAT ACHIEVE COMMERCIAL ACCEPTANCE,
  OUR ABILITY TO ACHIEVE FUTURE GROWTH WILL BE SIGNIFICANTLY IMPAIRED.

    We plan to generate a significant revenues in the future from non-utility services as part of our long-term business plan. These potential non-utility services may include home security, remote status monitoring of vending machines, office equipment and parking meters and other equipment, as well as remote control of traffic lights. We currently have no contracts to deploy these non-utility services on a commercial scale. We cannot predict the extent to which we will develop these services, in part because these services require us to deploy our wireless networks. In addition, if developed, these services may not achieve market acceptance. If we fail to develop these services or if these services fail to achieve commercial acceptance, our prospects for future growth will be significantly impaired.

WE WILL DEPEND ON THIRD PARTIES TO PENETRATE NEW MARKETS.

    Our ability to penetrate new markets and gain access to new customers would be impaired without forming relationships with leading companies. These relationships will enable us to expand existing markets, enter new markets and access to certain customers that we cannot otherwise reach economically by ourselves. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. We believe that our success in penetrating markets for utility and non-utility applications of our network will depend in large part on our ability to develop and maintain these relationships.

WE EXPECT TO CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES FOR AT LEAST THE NEXT
  SEVERAL YEARS, BECAUSE WE WILL INCUR NETWORK DEPLOYMENT COSTS IN ADVANCE OF RECEIVING REVENUES FROM SERVICES OFFERED THROUGH THE NETWORK.

    We expect to continue to incur significant operating losses for at least the next several years, because we intend to incur significant network deployment costs before we receive revenues from the services we offer using the network. In the deployment of our networks, we expect to follow either:

    - what we refer to as a "saturation deployment" strategy, which involves the deployment of a network to cover all or a substantial portion of the meters in a utility's designated service area, or

    - what we refer to as a "broad deployment" strategy, in which the network would be installed incrementally to cover service areas where the largest consumers of energy or other utility services are located and where we expect to be able to secure an adequate number of service contracts with non-utility clients to justify network installation and operation.

    In either case, we expect that these networks will be installed before a sufficient number of service contracts are in hand to generate revenues adequate enough to cover the costs of network construction and associated operating costs. The installation of each saturation deployment network generally will require two to four years after a services contract has been signed. Service revenues from both types of such networks are not expected to exceed our capital investments and expenses incurred to deploy and operate such networks for several years.

DELAYS IN, AND INCREASED COSTS ASSOCIATED WITH, THE CONSTRUCTION OF OUR NETWORKS
  MAY ADVERSELY AFFECT OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH
  FLOW.

    We do not begin to receive initial recurring revenues under a services contract until portions of the network become operational. As each portion of the network becomes operational, we will receive revenues associated with only the operational portion of the network. Accordingly, delays or difficulties in the network installation process and in making a network operational will delay our ability to earn revenue and increase deployment costs.

    In addition, we have in the past and may in the future incur costs in the construction of our networks that exceeds our budgets. The cost of network deployments varies based upon a wide variety of factors, including:

    - radio frequency characteristics,

    - the size of a service territory and density of endpoints within such territory,

    - cost of site leases,

    - the nature and sophistication of services being provided,

    - the spectrum acquisition costs,

    - governmental approvals costs and fees, and

    - local labor rates and other economic factors.

    If one or more of these network construction costs exceed our budget, our ability to achieve profitability or positive cash flow would be impaired.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT BECAUSE THEY FLUCTUATE
  SIGNIFICANTLY.

    Our operating results will be difficult to predict because of significant fluctuations due to a variety of factors, including the following factors:

    - the rate at which established utilities, other utility industry participants and utility customers enter into new services contracts;

    - capital expenditures and other costs relating to the expansion of operations;

    - the introduction of new services by us or our competitors and the mix of services sold;

    - pricing changes and new service introductions by us and our competitors and prices charged by suppliers.

    - the effects of governmental regulations and regulatory changes;

    - industry-specific conditions in the utility industry;

    - the effect of certain pricing, service or marketing decisions; and

    - the outcome of strategic relationships.

    Any of these factors could have a substantial impact on our operating results in any given quarter.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT AND PREFERRED STOCK WHICH WILL REQUIRE US
  TO GENERATE SUBSTANTIAL CASH FLOW IN ORDER TO SATISFY OUR OBLIGATIONS.

    We have substantial outstanding indebtedness. We intend to incur substantial additional indebtedness to finance operations and to install networks. As a result, we will have a substantial debt balance and related debt service obligations, including the following:

    - We have $654.1 million in aggregate principal amount due at maturity of 14% Senior Discount Notes due 2007 which we issued in 1997. We will be required to pay cash interest on the 1997 Notes commencing April 1, 2003 and repay the 1997 notes on October 1, 2007.

    - In May 1998, CellNet Funding LLC, our wholly-owned finance subsidiary, completed its offering of preferred securities, which will fully accrete to a face value of $110.0 million on June 1, 2010. The preferred securities bear a cumulative dividend at the rate of 7% per annum. Funding is required to pay quarterly dividends in cash on the preferred securities through June 1, 2001, and thereafter, in cash or shares of our common stock, at the option of Funding. The preferred securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. We have provided the holders of the preferred securities certain guarantees of payment of dividends, distributions, and redemptions.

    - In November 1998, two of our wholly-owned subsidiaries each entered into the revolving credit agreements with a group of banks, which provide for borrowings of $60.0 million and $15.0 million, respectively, through December 31, 2007, at which time the revolving credit agreements expire. Borrowings are secured by the wholly-owned subsidiaries' assets, contracts and leases. Borrowings bear interest at the wholly-owned subsidiaries' option at various rates based on the lead bank's prime rate, or margins above the federal funds rate or LIBOR. At June 30, 1999, the wholly-owned subsidiaries had outstanding advances totaling $49.4 million.

    - One of our wholly-owned subsidiaries entered into a term loan agreement with one of its customers, which provides for borrowings of up to $40.0 million. Borrowings bear interest at 6.5% per annum and are secured by the subsidiary's assets, contracts and leases. The Term Loan provides for monthly drawdowns. Interest on the drawdowns is payable quarterly. The drawdowns are payable on June 30, 2004. At June 30, 1999, the wholly-owned subsidiary had outstanding drawdowns of $20.5 million.

    Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our cash flow. Our ability to generate such cash flow is subject to a number of risks and contingencies, including:

    - we may not obtain a sufficient number of new services contracts on terms favorable to us;

    - network installations may not be completed on a timely basis;

    - revenues may not be generated quickly enough to meet our operating costs and debt service obligations;

    - the operating and/or capital costs associated with the installation and maintenance of our networks could be higher than projected;

    - our wireless systems could experience performance problems;

    - the adoption of our services could be less widespread than anticipated;

    - a negative financial and business climate; and

    - factors beyond our control.

    As a result, our operations may not generate cash flow sufficient to meet our debt service obligations. If that happens, we will have to take actions which could adversely affect our business, such as to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital, which we may be unable to do. In particular, there is a risk that we would be unable, if needed, to refinance the 1997 notes prior to the date cash interest payments become due and payable on the 1997 notes or at their maturity date. Such inability to refinance the 1997 notes could result in cross-defaults under other indebtedness, our preferred stock and Funding's preferred securities. If this happens, the holders of such indebtedness would have certain enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against us.

WE WILL REQUIRE A SUBSTANTIAL AMOUNT OF CAPITAL IN THE FUTURE TO FINANCE OUR
  NETWORKS AND OUR OPERATIONS.

    We will require substantial additional funds for the development, commercial deployment and expansion of our networks, and for funding operating losses. As of June 30, 1999, we had $47.0 million in cash, cash equivalents and short-term investments. We intend to raise a substantial amount of additional capital in 1999 and expect that we will continue to require substantial amounts of additional capital in the future. Depending upon the number and timing of any new services agreements and upon the associated network deployment costs and schedules, we may require additional equity or debt financing earlier than estimated in order to fund our working capital and other requirements. Additional financing may not be available when required or, if available, it may not be on terms satisfactory to us. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

    If we are unable to obtain funds necessary to meet required payments on our indebtedness, we could be in default under the terms of the agreements governing our indebtedness. If this happens, the holders of such indebtedness would have certain enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against us.

WE EXPECT THAT SUBSTANTIAL AND INCREASING COMPETITION WILL MAKE IT MORE
  DIFFICULT TO SIGN NETWORK SERVICES CONTRACTS FOR UTILITY AND NON-UTILITY APPLICATIONS.

    Electronics, communications and utility product companies are beginning to develop various wireless network meter reading systems as a result of the deregulation of the electric utility industry and the potential market for other applications once a common infrastructure is in place. A number of these systems currently compete, and others may in the future compete, with our system. Deregulation will likely cause competition to increase. We believe that at this time our most significant direct competitor in the marketplace is Itron, an established manufacturer and seller of hand-held and drive-by automated meter reading equipment for utilities. Itron is currently providing to customers its Genesis-TM- system, a wireless radio network marketed as similar to ours for meter reading purposes.

    There are other potential alternative solutions to our network meter reading services including traditional wireless solutions. For example:

    - Mtel has announced that it intends to adapt its technology to carry data from local area networks operated by third parties who would offer residential services similar to network meter reading some time in 1999, with the development of endpoint radios and network management capabilities being left to other independent companies.

    - Whisper Communications has been offering its True 2 Way?-TM- fixed-based radio frequency architecture communications technology for automated meter reading and other services and has several trials and one deployment underway.

    - Metricom, a provider primarily of subscriber-based, wireless data communications for users of portable and desktop computers, has been involved in the automated meter reading market through trials with Whisper Communications.

    - Schlumberger is working with a number of companies including us, to conduct pilot trials of utility network automation systems.

    - Other wireless communications providers who have entered the market for utility and commercial data services include cellular control channel companies such as Cellemetry and Aeris Communications. These companies offer low bandwidth services that compete with some of our metering applications.

    - Several companies are offering telephone-based network automated meter reading services or equipment. Among these are Teldata, Inc. and American Innovations. Bell South Wireless (formerly, Ram Mobile Data) offers data services that may compete with a variety of our data services. Established suppliers of equipment, services and technology to the utility industry, such as Asea Brown Boveri and General Electric, could expand their current product and service offerings so as to compete directly with us although they have not yet done so. Communications or technology companies may also seek to adapt new or existing technology to serve this market.

    Many of our present and potential future competitors have substantially greater financial, marketing, technical and manufacturing resources, name recognition and experience than us. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than us. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. We may be unable to compete successfully against current and future competitors, and any failure to do so would harm our business.

NEW TECHNOLOGIES MAY RENDER OUR SERVICES OBSOLETE IF WE FAIL TO CONTINUE TO
  ENHANCE OUR TECHNOLOGIES.

    Market acceptance of our services will depend, in part, on our ability to develop new technology and enhance our existing hardware, software and wireless communications technology. Significant technological advances occur rapidly and frequently in the telecommunications industry. For example, the advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, specialized mobile radio services and PCS and other commercial mobile radio services have radically expanded communications capabilities and market opportunities. Future advances may render our technology obsolete or less cost effective than competitive systems or erode our market position. If this happens, our ability to gain new customers and achieve revenue growth would be adversely affected.

THE DELIVERY OF OUR SERVICES DEPENDS ON OUR ACCESS TO RADIO FREQUENCY SPECTRUM,
  WHICH IS COSTLY AND SUBJECT TO REGULATION BY THE FCC.

    Our network equipment uses radio spectrum for the transmission of data over a radio frequency. As such, it is subject to regulation by the FCC. We currently utilize the 928/952 MHz frequencies allocated for use for Multiple Address Systems ("MAS"), and the 902-928 MHz allocated for use on an "unlicensed" frequencies. Both bands are used for our internal transmission and processing of data from meters to our centralized computer systems. We provide meter reading and other information services to our customers utilizing the data collected over these wireless networks.

    MAS frequencies are licensed by the FCC on an exclusive basis, and we have acquired licenses to operate on these frequencies in several of the largest metropolitan statistical areas of the country. However, MAS spectrum may not have been acquired or may not be available in every area in which we have prospective customers.

    In addition, on July 1, 1999, the Federal Communications Commission imposed an indefinite "freeze" on the licensing of any new MAS frequencies, which, until lifted or waived, prevents us from acquiring any new spectrum at this time. This freeze could impact our ability to expand existing systems or to implement systems for prospective customers. While we are seeking relief from this freeze as appropriate to avoid these consequences, we cannot be sure that such relief will be granted. Furthermore, the Commission has re-initiated a proceeding which may significantly alter the procedures for obtaining new licenses for MAS spectrum, and there is a possibility that we may no longer be eligible for all of the available MAS frequencies, or that we may have to obtain future MAS spectrum in FCC-implemented auctions. We may also be required to incur substantial expense either to obtain licenses in the MAS frequencies we currently use or to develop technologies capable of operating in alternative frequencies.

    We do not require any license to operate equipment in the unlicensed spectrum, although with limited exceptions, the equipment must be certified by the Commission prior to marketing and operation. While we believe that we have obtained all required certifications, the FCC could modify its requirements for such equipment.

    Moreover, the FCC's rules governing the use of the 902-928 MHz band accommodate both licensed services and unlicensed services, with varying levels of interference protection. The Commission recently completed a nationwide auction of licenses to use the 902-928 MHz band for the Location and Monitoring

Service ("LMS"). While the rules are intended to protect us from LMS operations so long as we operate our equipment within certain technical parameters (which we currently satisfy), the authorization of additional LMS licenses could adversely impact our operations in any given location.

CHANGES IN FCC REGULATION COULD LIMIT THE FUTURE AVAILABILITY OF RADIO FREQUENCY
  SPECTRUM AND REQUIRE US TO OBTAIN LICENSES, WHICH COULD BE COSTLY.

    In March 1999, the Commission published for public comment a NOTICE OF PROPOSED RULE MAKING in WT Docket No. 99-87, proposing revised rules for the licensing of private services generally, including MAS, as a result of the changed auction authority. In July 1999, the FCC also published for public comment a FURTHER NOTICE OF PROPOSED RULE MAKING in WT Docket No. 97-81 regarding the future licensing of MAS spectrum. This FURTHER NOTICE follows an earlier NOTICE OF PROPOSED RULE MAKING, released in February 1997. Both of these proceedings were initiated in response to recent Congressional changes expanding the Commission's authority to issue licenses by auction. Under this new authority, all mutually exclusive applications for spectrum, including spectrum used for common carrier and private services, are subject to assignment by auction, except for spectrum used for "public safety radio services." Congress broadly defined "public safety radio services" to include private internal radio services that are used to protect the safety of life, health, or property, and that are not made commercially available to the public.

    Both the NOTICE in Docket 99-87 and the FURTHER NOTICE in Docket 97-81 seek comment on a number of issues, including (of significance to the Company) whether the 928/952 MHz MAS band should be allocated by auction; whether this band should be designated all or in part for "public safety radio services" and thus exempt from auction; how the Commission should determine who qualifies under the "public safety radio services" exemption; and whether a system of geographic area based licensing should replace the current site-by-site process for future licensing of the MAS spectrum. We intend to address the issues raised in these proceedings by submitting comments to the FCC. Depending on what spectrum the FCC chooses to allocate to the public safety services and whether we can qualify under the Commission's definition of a "public safety radio services" exemption, it is possible that we may no longer be eligible for licensing in all or part of the 928/952 MHz band, or that we may have to obtain such spectrum by participating with other entities in an FCC-implemented auction.

    We cannot at this time predict the outcome of either proceeding, or how the final resolution of the proposals in either proceeding will impact the future availability or cost of licenses we need. Given this uncertainty, it is possible that our use of MAS channels would be restricted, thereby requiring us to obtain any future channels in the 928/952 MHz band or in any other MAS band only through auction. Although we believe that additional MAS frequencies will be generally available to us as required, the cost associated with acquiring such spectrum as well as our operating costs could increase, perhaps substantially. Further, we could experience substantial delays in adapting our networks if new rules were adopted.

WE ARE DEVELOPING BUSINESS OUTSIDE OF THE UNITED STATES WHICH EXPOSES US TO
  INHERENT RISKS OF INTERNATIONAL BUSINESS.

    We have incurred, and will likely continue to incur, significant and increasing expenses in establishing international operations. If revenues generated by international activities or proceeds from financings are not adequate to offset the expense of establishing and maintaining these international activities, our business will suffer.

    We offer our network meter reading services in international markets through BCN, our international joint venture with Bechtel Enterprises, Inc. We do not expect to generate material revenues from BCN's operations during 1999. International demand for CellNet's or BCN's services and systems may not materialize, and where present, is likely to vary by country, based on many factors including:

    - the degree of regulation in a given country;

    - competitive factors;

    - demand for services;

    - labor costs;

    - the availability of spectrum and the costs of spectrum acquisition; and

    - political and economic conditions.

    We may also need additional partners in particular countries to continue our strategy of pursuing international markets through BCN. BCN anticipates having a majority interest and control over the Board of Directors of entities through which business is carried out in foreign countries. In the event that this does not occur, BCN may not have control over the operations and assets of such entities. In any business venture in which CellNet or BCN decides to participate, there is a risk that the other venture partner may at any time have economic, business or legal interests or goals that are inconsistent with those of CellNet or BCN. It is also possible that a partner will not impose the same or similar accounting and financial controls as CellNet or BCN. In addition, an international partner may be unable to meet its economic or other obligations and CellNet or BCN may be required to fulfill those obligations. Furthermore, the entity's structure or the laws of a foreign country may limit or substantially tax the amount of funds that can be transferred to CellNet or BCN.

    In addition, differing standards among utilities on a country-by-country basis, among other factors, may hinder our ability to develop and implement localized versions of our network meter reading system without significant effort and cost. We have extremely limited experience in developing a localized version of its wireless data communications system for foreign markets to date. We believe BCN's ability to establish business alliances in each international market will be critical to its success. If BCN is unsuccessful in developing, marketing and implementing its system in international markets or in establishing successful business alliances for these markets, BCN's future international operations will suffer and, consequently, so too will our business.

    In addition, there are certain risks inherent in doing business internationally, any of which could harm BCN's potential international operations, including:

    - changes in regulatory requirements, import/export restrictions, tariffs and non-tariff trade barriers;

    - the ability to obtain financing to construct and operate networks;

    - difficulties in staffing and managing foreign operations;

    - longer payment cycles and problems in collecting accounts receivable;

    - fluctuations in currency exchange rates;

    - potentially adverse tax consequences.

THE RAPID EXPANSION OF OUR BUSINESS HAS PLACED A STRAIN ON OUR MANAGEMENT,
  PERSONNEL AND OTHER RESOURCES.

    We cannot successfully implement our business model if we fail to mange our growth. We have rapidly and significantly expanded our operations domestically and internationally and expect further expansion to take advantage of market opportunities. Our recent growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. We must implement and improve our operational and financial systems and expand or manage our employee base to manage growth effectively. In addition, our systems, procedures or controls may be inadequate to support our operations, in which case management may be unable to exploit opportunities for our services.

WE DEPEND ON KEY PERSONNEL WHO MAY LEAVE US AT ANY TIME.

    Our success substantially depends on the continued employment of our executive officers and key employees. The loss of the services of any of our executive officers or key employees could disrupt our day-to-day operations, result in delays in network construction, or losses of customers, and otherwise harm our business. Substantially all of our employees and officers are employed on an at-will basis. Presently, we do not maintain a "key man" life insurance policy on any of our executives or employees.

OUR FAILURE TO ATTRACT, TRAIN OR RETAIN HIGHLY QUALIFIED PERSONNEL COULD HARM
  OUR BUSINESS.

    Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel, the failure of which could harm our business. Competition for such personnel is intense, particularly in high-technology centers such as northern California. In making employment decisions, particularly in high-technology industries, existing employees and job candidates often consider the value of stock options they may receive in connection with their employment. As a result of recent volatility in our stock price, we may be disadvantaged in competing with companies that have not experienced similar volatility or that have yet to sell their stock publicly. If we are unable to attract and retain the necessary technical and managerial personnel, our business will suffer.

DESPITE OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY GAIN
  ACCESS TO OUR PROPRIETARY TECHNOLOGY OR DEVELOP SUPERIOR TECHNOLOGY AND USE IT TO COMPETE EFFECTIVELY AGAINST US.

    Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. We rely on a combination of trade secret protection, copyright, patent, trademark and confidentiality agreements and licensing arrangements to establish and protect our proprietary rights. While we have obtained and applied for patents, and intends to file other applications for patents covering our products and processes, additional patents may not be issued or, if issued, may not provide adequate protection of our proprietary rights. Our success will depend in part on our ability to maintain copyright and patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. In addition, any patents issued to us or licensed by us may be challenged, invalidated or circumvented, and the patent rights may not adequately protect our intellectual property rights.

    Since United States patent applications are maintained in secrecy until patents are issued, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, we cannot be certain that we were the first creator of inventions covered by our issued patents or pending patent applications. We also cannot be certain that we were the first to file these patent applications or that no patent conflict will exist with other products or processes which could compete with our products or approach. Despite our efforts, we may not be able to safeguard and maintain these proprietary rights. Our competitors may independently develop and patent technologies that are substantially equivalent or superior to ours. Participants in the wireless industry, including our competitors, typically seek to obtain patents which will provide as broad a protection as possible for their products and processes. There is a substantial backlog of patents pending at the United States Patent and Trademark Office. The issuance of third-party patents could require us to alter our products or processes, obtain licenses or cease certain activities. An adverse outcome with regard to a third-party patent infringement claim could subject us to significant liabilities, require disputed rights to be licensed or restrict our ability to use such technology. We also rely to a substantial degree upon unpatented trade secrets. Our competitors may independently develop or otherwise acquire substantially equivalent trade secrets.

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY COULD LIMIT OUR ABILITY TO
  PROVIDE NETWORK SERVICES OR REQUIRE US TO OBTAIN LICENSES WHICH COULD BE
  COSTLY.

    Whether or not we obtain additional patents, others may receive patents that contain claims applicable to products or processes developed by us. If any such claims were to be upheld, we would require licenses. These licenses may not be available on acceptable terms, if at all. In addition, we could incur substantial costs in defending against suits brought against us by others for infringement of intellectual property rights or in prosecuting suits that we might bring against other parties to protect our intellectual property rights. From time to time we receive inquiries with respect to the coverage of our intellectual property rights, and inquiries could develop into litigation.

    In October 1996, Itron, one of our competitors, filed a complaint against us in the Federal District Court in Minnesota, alleging that we infringed an Itron patent which was issued in September 1996. Itron sought a judgment for damages, attorneys' fees and injunctive relief. On January 28, 1999, the Court ruled in favor of us that, as a matter of law, our system did not infringe the Itron patent. The Court also ruled in favor of Itron that the Itron patent was valid against certain prior art. Itron has filed a notice to appeal the Court's ruling. Consequently, we filed a notice of cross-appeal. We believe that the ultimate outcome of the lawsuit is not expected to have a material adverse effect on our operating results, financial condition and cash flows.

    In April 1997, we filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes our U.S. Patent No. 4,783,623. We sought an injunction, damages and other relief. On November 2, 1998, the Court ruled that Itron's patent does not infringe upon CellNet's Patent No. 4,783,623. We recently filed our appeal in this action.

WE ARE DEPENDENT ON THIRD-PARTY MANUFACTURERS WHO MAY BE UNABLE TO MEET OUR
  NEEDS ON A TIMELY OR A COST-EFFECTIVE BASIS.

    We rely and will continue to rely on outside parties to manufacture most of our network equipment such as radio devices and printed circuit boards, who may not be able to meet our manufacturing needs in a satisfactory and timely manner. As we sign additional services contracts, third party manufacturers must significantly ramp-up the amount of manufacturing to be undertaken for us in order to enable us to meet our contractual commitments. In addition, we may be unable to obtain additional manufacturers when and if needed. If we are unable to develop alternative suppliers quickly or cost-effectively, our ability to manufacture and install systems could be impaired, which would harm our business.

    Our reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. The quality, amount and timing of resources to be devoted to these activities are not within our control, and manufacturing problems may occur in the future. A significant price increase, a quality control problem, an interruption in supply from one or more of such manufacturers or the inability to obtain additional manufacturers when and if needed could harm our business.

WE ARE EXPOSED TO THE RISK OF USING THIRD PARTY COMPONENTS AND PRODUCTS THAT MAY
  HINDER OUR ABILITY TO MEET CUSTOMER DEMAND.

    We purchase certain subassemblies, components and network equipment from single sources or from a limited number of sources. We may be affected by general shortages of certain components, such as surface mounted integrated circuits and memory chips. There have been shortages of such materials generally in the marketplace from time to time in the past. Our reliance on such components and on a limited number of vendors and subcontractors involves certain risks, including the possibility of shortages and reduced control over delivery schedules, manufacturing capability, quality and cost. Some components relied upon may have an excessive failure rate or inferior capabilities. A significant price increase or interruption in supply from one or more of such suppliers could harm our business. Although we believe alternative suppliers of subassemblies, components and network equipment are available, our inability to develop alternative sources quickly or cost-effectively could materially impair our ability to manufacture, install and maintain systems. Lead times can be as long as a year for certain components, which may require us to use working capital to purchase inventory significantly in advance of receiving any revenues.

    We also need a significant number of new electric meter products to initiate meter retrofit and replacement in connection with each network deployment and to replace existing meters in the field that are found to be obsolete, worn out or otherwise unsuitable for retrofit and redeployment. Any sudden or material increase in the number of deployments would result in an increase in the number of new electric meters ordered by electric utilities and other utility industry participants. To the extent that electric meter manufacturers are unable or unwilling to increase production in line with such increase in demand, temporarily or over a longer term, deployments may be delayed or postponed, resulting in delayed or postponed revenues from such deployments. Similar situations could also arise in connection with network deployments for gas and water meters.

SYSTEM FAILURES, DELAYS AND INADEQUACIES COULD SIGNIFICANTLY HARM OUR BUSINESS.

    The performance, reliability and availability of our wireless data networks are critical to our reputation and ability to attract and retain customers and earn revenues from network meter reading services as well as non-utility applications. These wireless data networks are vulnerable to damage or interruption from fire, flood, earthquakes, storms and other similar events. Any system failure that causes interruption in the availability of network services, whether caused by an act of God or not, could result in a loss of revenue and, if sustained or repeated, could reduce the attractiveness of our services for future utilities or other customers. The occurrence of any of the foregoing could harm our business.

WE COULD LOSE A SUBSTANTIAL PORTION OF OUR FUTURE REVENUES BECAUSE OUR SERVICES
  CONTRACTS CAN BE TERMINATED

    We expect that a substantial portion of our future revenues will come from services contracts of various kinds. These contracts can generally be cancelled or terminated in certain circumstances or in the event we materially fail to meet the agreed network meter reading and other performance standards on a consistent basis. Our existing utility services contracts can be terminated by the respective utility without cause in less than ten years. In many instances, these contracts also provide that we will be required to compensate the utilities for the use of its system for non-utility applications. Future services contracts with utilities may contain similar provisions. Contracts with new power market participants generally can be terminated without cause on thirty days prior written notice except to the extent they have already ordered services under the contract. In the event that a services contract is terminated, we may incur substantial losses. In addition, our contracts with other utility market participants will generally have shorter terms than our existing utility contracts.

    Our current contracts with new power market participants generally have terms of one to five years, compared to terms of ten to twenty years generally with utilities. Since a network's service revenues are not expected to exceed our capital investments to deploy such network for several years, the termination or cancellation of one or more significant services contracts would harm our business.

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES.

    Many currently installed computer systems, software products and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, during 1999 CellNet, our suppliers and customers and our potential suppliers and customers, may need to upgrade, repair or replace certain equipment computer systems or software to ensure that our operations will not be adversely impacted by system failures related to "Year 2000" noncompliance.

    We are in the process of conducting an internal and external review of all of our systems and contacting all material software and other suppliers to determine any major areas of exposure of our systems to Year 2000 issues. As a result of the internal review to date, we believe that our wireless data networks, through which we provide network meter reading and other services to our customers, are Year 2000 compliant. We believe that our material suppliers will be Year 2000 compliant by the year 2000 given our external review to date.

    To date, we have spent an immaterial amount and do not expect to spend a material amount to review and remedy Year 2000 compliance problems. Although we believe that our wireless data networks, through which we provide network meter reading and other services to our customers, are Year 2000 compliant, failure to provide Year 2000 compliant business solutions to our customers or to receive such business solutions from our suppliers could result in liability to us or otherwise harm our business. Furthermore, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by us, which could harm our business.

WE ARE BOUND BY OUR SHAREHOLDERS' AGREEMENT WHICH PROVIDES CERTAIN STOCKHOLDERS
  GREATER INFLUENCE OVER MANAGEMENT.

    Under the terms of a shareholders' agreement among us and certain stockholders, so long as certain parties to the agreement continue to hold at least 700,000 shares of common stock (as adjusted for stock splits, consolidations or other similar events), we are obligated to nominate for election representatives of certain stockholders as directors any time a vote for directors is taken. The shareholders' agreement gives certain stockholders greater influence over our management and to provide certain stockholders with, among other things, certain registration, first refusal, co-sale and other rights. Other investors in us do not have these rights and would therefore be disadvantaged as a result of this agreement.

WE COULD BE SUBJECT TO SECURITIES ACTIONS AND OTHER LITIGATION, WHICH IF IT
  OCCURS, WILL DISTRACT MANAGEMENT, RESULT IN SUBSTANTIAL COSTS AND HARM OUR BUSINESS.

    In the past, securities class action litigation has often been filed against companies for various reasons, including after periods of volatility in the market price of their securities. We have been and may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could cause serious harm to our business.

    The consolidated complaint of JERE SETTLE AND KAREN ZULLY V. JOHN M. SEIDL, ET AL., No. 398464, filed in the Superior Court of California for the County of San Mateo was a purported class action on behalf of CellNet's stockholders against CellNet, certain of its officers and directors and underwriters of CellNet's initial public offering seeking unspecified damages and rescission for alleged liability under various provisions of the federal securities law and California state law. The plaintiffs alleged generally that the Prospectus and Registration Statement dated September 26, 1996, pursuant to which CellNet issued 5,000,000 shares of common stock to the public, contained materially misleading statements and omissions in that CellNet was obligated to disclose, but failed to disclose, that a patent conflict with Itron, Inc. was likely to ensue. The complaint was dismissed on February 9, 1998, without leave to amend. Plaintiffs filed an appeal in the California Court of Appeal. By subsequent agreement among the parties, this action has been dismissed with prejudice and without any payment by CellNet to plaintiffs or their counsel. This brings this litigation to a close.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE WHICH COULD RESULT IN
  SUBSTANTIAL LOSSES FOR INDIVIDUAL INVESTORS.

    The trading price of our common stock has been highly volatile since our initial public offering and an active market for our stock may not be sustained. Our stock price is likely to continue to be subject to wide fluctuations in response to a variety of factors, including:

    - quarterly variations in operating results;

    - signing new services contracts or securing new customers;

    - consolidations in the industry;

    - technological innovations or the introduction of new products by us or our competitors;

    - developments in patents or other intellectual property rights;

    - industry-specific conditions in the network meter reading services industry and other industries in which our services are provided; and

    - comments or recommendations issued by analysts who follow us and our competitors.

    In addition, in some future period our operating results could be below the expectations of public market analysts and investors. In such event, the price of our common stock could fall substantially. Additionally, the stock market in general, and the market for technology stocks in particular, have recently experienced extreme price and volume fluctuations that are not related to the operating performance of particular companies. These broad market fluctuations could have a significant impact on the market price of our securities.

FUTURE SALES OF OUR STOCK MAY DEPRESS OUR STOCK PRICE.

    A substantial portion of our common stock is presently eligible for immediate sale in the public market subject, in the case of certain shares, to the limitations of Rules 144, 144(k) or 701 under the Securities Act. In addition, the holders of a significant number of such shares of common stock are entitled to certain registration rights with respect to such shares and the number of shares sold in the public market could increase substantially upon exercise of such registration rights. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could substantially decline.

THE PREFERRED SECURITIES OF OUR SUBSIDIARY EXPOSES US TO PAYMENT OBLIGATIONS.

    In May 1998, Funding completed an offering of Preferred Securities which will fully accrete to a face value of $110.0 million on June 1, 2010. We have guaranteed Funding's payment obligations on those preferred securities including dividends, distributions and redemption. In the event CellNet Funding is unable pay them, we will be subject to significant obligations that could harm our business.

    The Preferred Securities bear a cumulative dividend at the rate of 7% per annum. Funding has purchased Treasury Strips sufficient in amount to pay cash dividends on the Preferred Securities through June 1, 2001 and has deposited the Treasury Strips in escrow with the escrow agent for the benefit of the holders of the Preferred Securities. Funding is required to pay quarterly dividends in cash on the Preferred Securities through June 1, 2001, and thereafter, in cash or shares of our common stock, at the option of Funding. The first four dividend payments were made on September 1, 1998 in the amount of $2.2 million, and on each of December 1, 1998, March 1, 1999 and June 1, 1999 in the amount of $1.9 million. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. The Preferred Securities involve a high degree of risk, and accordingly, reference must be made to the Risk Factors and other cautionary statements set forth in the Registration Statement on Form S-3 in respect of the Preferred Securities and in Funding's Reports on Form 10-K, Form 10-Q and other filings by Funding with the Securities and Exchange Commission.

OUR ANTI-TAKEOVER DEFENSES COULD DISCOURAGE AN ACQUISITION THAT A STOCKHOLDER
  MAY CONSIDER FAVORABLE.

    We have adopted certain anti-takeover measures that may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. On November 24, 1998, our board of directors adopted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. The rights plan was adopted to protect our stockholders in the event of an unsolicited attempt to acquire us on terms that the board deems are not in the stockholders' best interests. The rights plan does not prevent an acquisition, impact our ability to negotiate a transaction on mutually agreeable terms, or limit our flexibility in responding to offers. Nevertheless, the rights plan could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control even if the change of control were at a premium price or favored by a majority of the stockholders.

    We are also authorized to issue additional shares of undesignated preferred stock. The board of directors has the authority, without further action by the stockholders, to issue such stock in one or more series, to fix the rights, preferences, privileges and restrictions thereof. The issuance of such stock may also have the effect of delaying, deferring or preventing a change in control of us, may discourage bids for our common stock at a premium over its market price and may harm the market price of and the voting and other rights of the holders of common stock.

    In addition, we are, and will continue to be, subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of us. Furthermore, upon a change of control, the holders of our outstanding senior discount notes due 2007 are entitled, at their option, to be repaid in cash. These provisions may delay or prevent changes in control or management of us. All of these factors could harm the price of our common stock and the Funding's preferred securities.

WE HAVE MADE FORWARD-LOOKING STATEMENTS THAT ARE ESTIMATES OR PREDICTIONS THAT
  CANNOT BE RELIED UPON.

    This prospectus contains forward-looking statements that are based on current expectations that cannot be relied upon and are subject to substantial risks and uncertainties. You can identify these forward-looking statements by words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar words. Examples of such forward-looking statements include:

    - the rate at which participants in the utility industry adopt our services;

    - our plan to generate revenues from non-utility services;

    - our plan to invest resources to develop third party relationships to penetrate new markets;

    - predictions as to our network deployment strategies;

    - our ability to generate sufficient cash flow to make our debt service obligations; and

    - our ability to obtain debt or equity financing as needed.

    Our actual results could differ significantly from those anticipated in the forward-looking statements as a result of a number of factors, including that are outside of our control. The risk factors listed in this section provide examples of risks, and specific uncertainties and events that may cause our actual results to differ materially from the forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SHORT-TERM INVESTMENTS AND RESTRICTED CASH

    CellNet maintains a short-term investment portfolio primarily consisting of corporate debt securities with maturities less than one year and auction rate preferred stock with maturities greater than ten years. These available-for-sale securities are subject to interest rate risk and will rise and fall in value if the market interest rate changes.

    CellNet's restricted cash balances are invested in fixed income Treasury Securities having staggered maturities matching dividend payment dates of the Redeemable Preferred Securities. Accordingly, changes in market interest rates have no effect on CellNet's operating results, financial condition and cash flows.

    As of June 30, 1999, the following table provides information about CellNet's investment portfolio and restricted cash, and presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands).

                                                    YEAR OF MATURITY                                     TOTAL DUE
                                ---------------------------------------------------------                   AT         FAIR
                                  1999       2000       2001        2002         2003      THEREAFTER    MATURITY      VALUE
                                ---------  ---------  ---------     -----        -----     -----------  -----------  ---------
Cash and Cash Equivalents.....  $  39,123         --         --          --           --           --      $39,123     $39,052
  Average Interest Rate.......        5.1%        --         --          --           --           --
Corporate Debt Securities.....  $   2,046         --         --          --           --           --       $2,046      $2,046
  Average Interest Rate.......        5.8%        --         --          --           --           --
Auction-rate Preferred
  Stock.......................         --         --         --          --           --       $5,950       $5,950      $5,950
  Average Interest Rate.......         --         --         --          --           --          4.9 %
Restricted Cash--Fixed Rate...  $   3,858  $   7,700  $   3,850          --           --           --      $15,408     $14,623
  Interest Rate...............        5.6%       5.6%       5.6%         --           --           --

SENIOR NOTES, REVOLVING CREDIT AGREEMENTS AND MANDATORILY REDEEMABLE PREFERRED
  SECURITIES

    CellNet uses senior notes, revolving credit agreements and mandatorily redeemable preferred securities to finance its operations. These financial instruments, to the extent they provide for variable rates of interest expose CellNet to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate which are used to determine the interest rates that are applicable to borrowings under revolving credit agreements with two wholly-owned subsidiaries of CellNet. The revolving credit agreements require the subsidiaries to partially hedge the interest rate exposure using off-balance sheet derivative financial instruments. CellNet uses off-balance sheet derivative financial instruments, including interest rate swaps, to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of CellNet's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the existing on-balance sheet instruments and do not constitute speculative or leveraged positions independent of these exposures.

    The information below summarizes CellNet's financial instruments exposed to market risks associated with fluctuations in interest rates as of June 30, 1999. To the extent CellNet's financial instruments expose CellNet to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for CellNet's senior notes, revolving credit agreements, mandatorily redeemable preferred securities and interest rate swaps in effect at June 30, 1999 and, in the case of the senior notes and mandatorily redeemable preferred securities, exclude the potential exercise of the relevant redemption features (in thousands).

                                         YEAR OF MATURITY                                  TOTAL DUE
                       -----------------------------------------------------                  AT
                         1999       2000       2001       2002       2003     THEREAFTER   MATURITY    FAIR VALUE
                       ---------  ---------  ---------  ---------  ---------  ----------  -----------  ----------
Senior Notes-- Fixed
  Rate...............         --         --         --         --         --    $654,133    $654,133     $274,736
  Interest Rate......         --         --         --         --         --        14.0%
Mandatorily
  Redeemable
  Preferred
  Securities-- Fixed
  Rate...............         --         --         --         --         --    $110,000    $110,000      $85,800
  Interest Rate......         --         --         --         --         --         7.0%
Revolving Credit
  Agreements--
    Variable Rate....         --         --         --         --  $   1,163     $68,687     $69,850      $69,850
  Average Interest
    Rate.............         --         --         --         --        7.7%        7.6%
Interest Rate                 --         --         --    $30,000         --          --     $30,000       $(274)
  Swaps--Variable to
  Fixed Rate.........
  Average Pay Rate...         --         --         --        5.6%        --          --
  Average Receive
    Rate.............         --         --         --        5.1%        --          --

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See above, "Management's Discussion and Analysis--Risk Factors that May Affect Future Operating Results--We Could Be Subject to Securities Actions and Other Litigation, Which If It Occurs, Will Distract Management, Result in Substantial Costs and Harm Our Business."

ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             CELLNET DATA SYSTEMS, INC.
                1999 ANNUAL STOCKHOLDERS MEETING VOTING RESULTS

The final voting results were:

PROPOSAL 1

Election of Directors.**

                                                                      FOR                   OTHER
                                                            -----------------------  --------------------
DIRECTOR
----------------------------------------------------------
Paul M. Cook..............................................    24,047,542*    56.18%*   249,425*    00.58%*
Neal M. Douglas...........................................    24,071,017*    56.23%*   225,950*    00.53%*
E. Linn Draper, Jr........................................    24,071,157*    56.23%*   225,810*    00.53%*
William C. Edwards........................................    24,060,317*    56.21%*   236,650*    00.55%*
William Hart..............................................    24,072,317*    56.24%*   224,650*    00.52%*
John M. Seidl.............................................    24,071,554*    56.23%*   225,413*    00.53%*

------------------------

*   Out of the 42,806,159 shares of Common Stock eligible to vote.

** On a combined basis, 24,002,057 shares (56.07%) were cast "for" the election of directors, 223,650 shares (00.52%) were cast "withheld / against" the election of one or more directors, and 71,260 shares (00.17%) were cast "exception / abstain" from the election of directors, out of a total number of shares voted of 24,296,967 (56.76%).

PROPOSAL 2

Approval of an Amendment to the Certificate of Incorporation increasing the number of shares of Common Stock available for issue from 100,000,000 to 300,000,000.**

FOR...................................................................................    23,342,893*    54.53%*
WITHHELD/AGAINST......................................................................       893,224*    02.09%*
EXCEPTIONS/ABSTAIN....................................................................        60,850*    00.14%*

------------------------

*   Out of the 42,806,159 shares of Common Stock eligible to vote.

** Approval of the Proposal is based upon the number of "votes cast." Shares voted "for," "withheld / against," and "exceptions / abstain" are counted as "votes cast." Broker non-votes are not counted as "votes cast" for this purpose. Thus, 24,296,967 shares are counted as "votes cast" on the Proposal. On that basis, 96.07% of the "votes cast" were voted in favor of the Proposal.

PROPOSAL 3

Ratification of the Approval of Independent Auditors.**

FOR...................................................................................    24,170,993*    56.47%*
WITHHELD/AGAINST......................................................................        66,855*    00.16%*
EXCEPTIONS/ABSTAIN....................................................................        59,119*    00.14%*

------------------------

*   Out of the 42,806,159 shares of Common Stock eligible to vote.

** Approval of the Proposal is based upon the number of "votes cast." Shares voted "for," "withheld / against," and "exceptions / abstain" are counted as "votes cast." Broker non-votes are not counted as "votes cast" for this purpose. Thus, 24,296,967 shares are counted as "votes cast" on the Proposal. On that basis, 99.48% of the "votes cast" were voted in favor of the Proposal.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS.

    Exhibit 27.1 Financial Data Schedule

    (B) REPORTS ON FORM 8-K.

    There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CELLNET DATA SYSTEMS, INC.

                                By:  /s/ PAUL G. MANCA
                                     -----------------------------------------
                                     Paul G. Manca
                                     VICE PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                     (PRINCIPAL FINANCIAL AND ACCOUNTING
Date: August 16, 1999                OFFICER)

                                 EXHIBIT INDEX

  EXHIBIT
    NO.      EXHIBIT TITLE
-----------  ---------------------------------------------------------------------------------------------------------
      10.1   LaMacchia Employment Agreement
      10.2   1999 Non-Qualified Stock Option Plan
      27.1   Financial Data Schedule