Form 10-Q
period 1999-09-30
CELLNET DATA SYSTEMS INC
filed 1999-11-15
CIK 805956

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER: 000-21409

                            ------------------------

                           CELLNET DATA SYSTEMS, INC.

             (Exact name of Registrant as specified in its charter)

           DELAWARE                                                92-2951096
 (State or other jurisdiction                                   (I.R.S. Employer
              of                                             Identification Number)
incorporation or organization)

                               125 SHOREWAY ROAD
                          SAN CARLOS, CALIFORNIA 94070
                                 (650) 508-6000

    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes /X/ No / /

    As of November 11, 1999, 43,408,137 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     INDEX

                                                                          PAGE
                                                                        --------
PART I.   FINANCIAL INFORMATION.......................................      1

Item 1.   Consolidated Financial Statements (Unaudited)...............      1

          Condensed Consolidated Balance Sheets as of September 30,
            1999 and December 31, 1998................................      1

          Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 1999 and 1998...      2

          Condensed Consolidated Statements of Cash Flow for the Three
            and Nine Months Ended September 30, 1999 and 1998.........      3

          Notes to Condensed Consolidated Financial Statements........      4

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      7

Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk......................................................     30

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     33

Item 2.   Changes in Securities.......................................     33

Item 3.   Defaults upon Senior Securities.............................     33

Item 4.   Submission of Matters to a Vote of Security Holders.........     33

Item 5.   Other Information...........................................     33

Item 6.   Exhibits and Reports on Form 8-K............................     33

SIGNATURE

EXHIBIT INDEX

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CELLNET DATA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................    $  14,539       $  35,505
  Short-term investments....................................        3,783          50,728
  Accounts receivable--trade................................        9,517           5,022
  Accounts receivable--other................................        4,130           2,442
  Prepaid expenses and other................................        2,747           1,358
                                                                ---------       ---------
  Total current assets......................................       34,716          95,055
Networks--net...............................................      232,444         176,090
Network components and inventory............................       26,093          32,616
Restricted cash.............................................       12,830          17,984
Property--net...............................................       13,079          16,499
Debt issuance costs and other--net..........................        5,138           5,818
                                                                ---------       ---------
  Total assets..............................................    $ 324,300       $ 344,062
                                                                =========       =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................................    $  19,288       $  11,703
  Accrued compensation and related benefits.................        7,393           4,970
  Accrued liabilities.......................................        7,305           4,168
  Current portion of capital lease obligations..............          473             691
                                                                ---------       ---------
    Total current liabilities...............................       34,459          21,532
Senior notes................................................      358,292         316,709
Revolving credit agreements.................................       82,400          31,350
Deferred revenue............................................        5,094           5,339
Capital lease obligations...................................          155             437
Commitments and contingencies (Note 4)......................           --              --
Mandatorily redeemable preferred securities of subsidiary
  holding solely Company preferred stock....................      106,438         106,191
Stockholders' deficit:
  Preferred stock--$.001 par value; 15,000,000 shares
    authorized; no shares outstanding.......................           --              --
  Common stock--$.001 par value; 300,000,000 shares
    authorized; shares outstanding, 1999: 43,172,021; 1998:
    42,494,406..............................................      212,536         211,672
Notes receivable from sale of common stock..................         (528)           (640)
Warrants....................................................       74,545          74,545
Accumulated deficit.........................................     (549,091)       (423,085)
Net unrealized gain on short-term investments...............            0              12
                                                                ---------       ---------
  Total stockholders' deficit...............................      262,538        (137,496)
                                                                ---------       ---------
Total liabilities and stockholders' deficit.................    $ 324,300       $ 344,062
                                                                =========       =========

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     -------------------   ---------------------
                                                       1999       1998       1999        1998
                                                     --------   --------   ---------   ---------
Revenues:
  Network service revenues.........................  $  6,151   $  2,896   $  15,747   $   7,346
  Product revenues.................................       229        144         749         552
  License fees and other revenues..................       224        457         830         728
                                                     --------   --------   ---------   ---------
    Total revenues.................................     6,604      3,497      17,326       8,626
                                                     --------   --------   ---------   ---------

Costs and expenses:
  Cost of network operations.......................    11,137      8,729      26,373      20,165
  Cost of product and other revenues...............       104        500         792         958
  Research and development.........................     6,544      7,115      20,033      22,613
  Marketing and sales..............................     3,314      2,870       9,186       8,768
  General and administrative.......................     5,203      3,752      14,681      11,890
  Depreciation and amortization....................     8,057      4,784      21,690      13,431
                                                     --------   --------   ---------   ---------
    Total costs and expenses.......................    34,359     27,750      92,755      77,825
                                                     --------   --------   ---------   ---------
Loss from operations...............................   (27,755)   (24,253)    (75,429)    (69,199)
Equity in net loss of unconsolidated affiliate.....    (1,555)      (815)     (3,689)     (1,796)
Other income (expense):
  Interest income..................................       535      2,175       2,359       6,114
  Interest expense, net of capitalized interest....   (15,511)   (10,897)    (43,097)    (32,571)
  Other--net.......................................       (82)        17        (123)       (159)
                                                     --------   --------   ---------   ---------
    Total other income (expense), net..............   (15,058)    (8,705)    (40,861)    (26,616)
                                                     --------   --------   ---------   ---------
Loss before provision for income taxes and
  dividends and accretion on preferred
  securities.......................................   (44,368)   (33,773)   (119,979)    (97,611)
Provision for income taxes.........................        --         --           6          --
                                                     --------   --------   ---------   ---------
Loss before dividends and accretion on preferred
  securities.......................................   (44,368)   (33,773)   (119,985)    (97,611)
Dividends and accretion on preferred securities of
  subsidiary.......................................    (2,007)    (2,007)     (6,021)     (2,945)
                                                     --------   --------   ---------   ---------
Net loss applicable to common stockholders.........  $(46,375)  $(35,780)  $(126,006)  $(100,556)
                                                     ========   ========   =========   =========
Basic and diluted net loss per share...............  $  (1.08)  $  (0.86)  $   (2.95)  $   (2.43)
                                                     ========   ========   =========   =========
Shares used in computing net loss per share........    43,037     41,764      42,786      41,460
                                                     ========   ========   =========   =========

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common stockholders................  $(126,006)  $(100,556)
  Adjustments to reconcile net loss applicable to common
    stockholders to net cash used for operating activities:
    Depreciation and amortization...........................     21,690      13,431
    Accretion on senior notes, net of capitalized
     interest...............................................     39,570      32,190
    Accretion on preferred securities.......................        247         122
    Amortization of debt issuance costs.....................        491         304
    Equity in net loss of unconsolidated affiliate..........      3,690       1,796
    Other...................................................      2,044        (122)
    Changes in:
      Accounts receivable--trade............................     (4,495)     (1,774)
      Accounts receivable--other............................     (1,688)      1,855
      Prepaid expenses and other............................     (1,389)        373
      Accounts payable......................................      7,585       5,410
      Accrued compensation and related benefits.............      2,423       1,802
      Accrued liabilities and deferred revenues.............      2,892       2,162
                                                              ---------   ---------
        Net cash used for operating activities..............    (52,946)    (43,007)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Networks..................................................    (72,332)    (66,714)
  Network components and inventory..........................      6,523      (9,163)
  Purchase of property......................................     (2,904)     (5,946)
  Investment in unconsolidated affiliates...................     (3,690)     (3,327)
  Purchase of short-term investments........................    (15,380)    (95,400)
  Proceeds from sales and maturities of short-term
    investments.............................................     62,313      88,807
  Increase in restricted cash...............................         --     (21,433)
  Proceeds from maturity of restricted cash.................      5,775       2,182
  Other assets..............................................        189        (307)
                                                              ---------   ---------
        Net cash used for investing activities..............    (19,506)   (111,301)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit agreements.................     51,050          --
  Proceeds from issuance of preferred securities............         --     105,940
  Repayment of capital lease obligations....................       (540)       (521)
  Proceeds from sale of common stock, net of repurchases....        864         846
  Collection of notes receivable from sale of common
    stock...................................................        112          28
                                                              ---------   ---------
        Net cash provided by financing activities...........     51,486     106,293
                                                              ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (20,966)    (48,015)
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, Beginning of period..............     35,505     111,112
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, End of period....................  $  14,539   $  63,097
                                                              =========   =========
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases..............  $      40   $     834
  Capitalization of interest into networks..................  $   2,013   $   3,086
  Change in unrealized gain (loss) on short-term
    investments.............................................  $     (12)  $      38
  Conversion of warrants into common stock..................  $      --   $       1
  Repurchase of unvested common stock and cancellation of
    related notes receivable................................  $      --   $       8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $   2,523   $      78
  Cash paid for income taxes................................  $       6   $      --

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

1.  BASIS OF PRESENTATION

    In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals the Company considers necessary for a fair presentation of the Company's financial position as of September 30, 1999 and the results of operations and cash flows for the three and nine months ended September 30, 1999 and 1998. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of CellNet Data Systems, Inc. and the notes thereto for the year ended December 31, 1998. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 1999, the Company used cash in operating activities of $52,946,000; additionally, the Company used $72,332,000 of cash for the construction of networks for the nine months ended September 30, 1999. As of September 30, 1999, the Company had cash, cash equivalents and short-term investments of $18,322,000 and its accumulated deficit was $549,091,000. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

    The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. Management is actively engaged in several steps designed to enable the Company to meet the capital requirements of its business, which include: continuing the Company's efforts to obtain additional short- and long-term financing, such as that described in Note 5 of the condensed consolidated financial statements, to fund growth and operations; restructuring of the Company's balance sheet, which may adversely affect the equity stake of the Company's common shares and the 7% Exchangeable Preferred Securities of CellNet Funding LLC; streamlining costs by consolidating its former Commercial Data Services group with other operating units and redeploying those personnel appropriately; removing certain assets, such as wide area network components, of its California broad deployment network and redeploying such assets where they can be better utilized in other current operations; and implementing efforts to reduce corporate expenditures.

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations or cash flows. The comprehensive net loss was $46,374,000 and $35,748,000 for the three months ended September 30, 1999 and 1998, respectively. The comprehensive net loss was $126,018,000 and $100,518,000 for the nine months ended
September 30, 1999 and 1998, respectively. The comprehensive net loss differs from the net loss applicable to common stockholders by the net unrealized gain or loss on short-term investments.

    In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment: the design, development and operation of its CellNet

                           CELLNET DATA SYSTEMS, INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

1.  BASIS OF PRESENTATION (CONTINUED)

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

3.  CUSTOMER LINE OF CREDIT

    In September 1999, one of CellNet's wholly-owned subsidiaries amended its $40,000,000 term loan agreement (the "Term Loan") with one of its customers, to provide additional borrowings of up to $31,500,000, bringing the total borrowing capacity of the Term Loan to $71,500,000. As in the original Term Loan, borrowings bear interest at 6.5% per annum and are secured by the subsidiary's assets, contracts and leases. The Term Loan provides for monthly drawdowns. Interest on the drawdowns is payable quarterly. The drawdowns are payable on June 30, 2004. At September 30, 1999, the wholly-owned subsidiary had outstanding drawdowns of $25,800,000 which are included in revolving credit agreements in the condensed consolidated balance sheet.

4.  COMMITMENTS AND CONTINGENCIES

    In October 1996, Itron, one of CellNet's competitors, filed a complaint against CellNet in the Federal District Court in Minnesota, alleging that CellNet infringed an Itron patent which was issued in September 1996. Itron sought a judgement for damages, attorneys' fees and injunctive relief. On January 28, 1999, the Court ruled in favor of CellNet that, as a matter of law, CellNet's system did not infringe the Itron patent. The Court also ruled in favor of Itron that the Itron patent was valid against certain prior art. Itron is appealing the Court's ruling. Consequently, CellNet is cross appealing the validity issue. CellNet believes that the ultimate outcome of the lawsuit is not expected to have a material adverse effect on CellNet's operating results, financial condition and cash flows.

    In April 1997, CellNet filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent
No. 4,783,623. CellNet sought an injunction, damages and other relief. On November 2, 1998, the Court ruled that Itron's patent does not infringe upon CellNet's Patent No. 4,783,623. CellNet filed an appeal of the Court's ruling.

                           CELLNET DATA SYSTEMS, INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

5.  SUBSEQUENT EVENT

    On November 9, 1999 certain holders of the Company's 1997 Notes purchased $10,000,000 of the Company's 15% Senior Secured Notes due November 30, 1999 ("1999 Notes") in order to enable the Company to meet its short-term cash requirements for the month of November. The 1999 Notes are secured by substantially all of the assets of the Company, including the stock in substantially all of its subsidiaries. All of the Company's subsidiaries other than those holding the Company's interests in the existing projects for AmerenUE, Kansas City Power & Light, and Puget Sound Energy, Inc. and those holding the Company's interests in the international joint venture with Bechtel Enterprises, Inc. have guaranteed the Company's obligations under the 1999 Notes. The purchasers of the 1999 Notes have no obligation to refinance the 1999 Notes when they become due. The purchasers of the 1999 Notes also have no obligation to purchase additional notes or to otherwise loan or make funds available to the Company in order to allow the Company to meet its cash requirements for December 1999 and beyond (including the cash required to repay principal and interest on the 1999 Notes). The purchasers of the 1999 Notes may refinance the 1999 Notes, purchase additional notes or otherwise loan or make available additional funds to the Company subject to mutual agreement between the parties to do so, but no such agreement has yet been concluded or should be assumed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS SECTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, INFORMATION ABOUT CELLNET'S EXPECTED WIRELESS DATA NETWORK DEPLOYMENTS AND OPERATIONS, ITS STRATEGY FOR MARKETING AND DEPLOYING SUCH NETWORKS AND RELATED FINANCING ACTIVITIES, ITS EXPECTED REVENUES, EXPENSES AND CAPITAL EXPENDITURES AND ITS ASSESSMENT OF POTENTIAL YEAR 2000 ISSUES. CELLNET'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    CellNet intends to deploy and operate a series of wireless data communications networks pursuant to services agreements with utilities and other parties including new power market participants, to earn recurring revenues by providing network meter reading services and to use the networks to support a variety of non-utility applications. CellNet primarily uses a saturation approach in its deployment of networks to provide network meter reading services to existing utilities. CellNet, on a limited basis, has also used a broad deployment approach to provide network meter reading services to other parties including new power market participants. Under CellNet's saturation approach, CellNet builds out its wide area network and local area network concurrently in order to cover virtually every meter in a utility's designated service area. The saturation deployment strategy has proven effective because it allows coverage of all of the energy consumers in those service areas. Under CellNet's broad deployment approach, CellNet first deploys its wide area network in service areas where the largest consumers of energy are located and where energy consumers and other power market participants are most likely to value CellNet's services and/or to concentrate their marketing efforts. As contracts for the provision of network meter reading services are obtained, CellNet would build out its local area network on an incremental basis as necessary to service those customers or for advanced coverage of certain areas. Both the local area network and wide area network can be further expanded incrementally as additional business outside the existing coverage areas is obtained. Broad deployment offers energy service providers who lack the established utilities' designated geographical customer bases the flexibility to build as they grow or to pursue particular market niches. It also offers established utilities who are not yet prepared to commit their resources to a long-term saturation deployment project the opportunity to cover a portion of their customers initially and to increase coverage in their service areas over time, potentially to all of their meters. By using networks deployed under either strategy, CellNet is also able to offer
(i) network meter reading services directly to energy consumers, to the extent that the information is not being made available to them by their own utility or energy service provider, (ii) network meter reading services which monitor sub-meters for industrial and commercial customers which desire to monitor the energy consumption of particular heating, ventilation and air conditioning systems, individual manufacturing processes or pieces of equipment and individual departments, and (iii) a range of non-utility wireless data communication services for such applications such as monitoring facilities, office equipment, parking meters and other equipment.

    CellNet's business strategy has affected and will continue to affect its financial condition and results of operations as follows:

COMPOSITION OF REVENUES

    CellNet derives substantially all of its revenues from fees earned under saturation deployment services agreements related to its wireless communications networks. Under CellNet's existing services agreements with utilities, CellNet receives monthly network meter reading services fees based on the number of endpoint devices that are in revenue service during the applicable month.

UNEVEN REVENUE GROWTH

    The timing and amount of CellNet's future revenues will depend upon its ability to obtain additional services agreements with utilities and other parties including new power market participants and upon CellNet's ability to deploy and operate successfully its wireless communications networks for utility and non-utility applications. New services agreements are expected to be obtained on an irregular basis, and there may be prolonged periods during which CellNet does not enter into any additional services agreements or other arrangements. As a result, CellNet expects that its revenues will not grow smoothly over time, but will increase unevenly as CellNet enters into new services agreements and other commercial relationships, and may decrease sharply in the event that any of its existing services agreements are terminated or not renewed. See "Risk Factors That May Affect Future Operating Performance--We Will Not Earn Significant Revenues Unless Our Automated Meter Reading System Services Achieve Broad Acceptance in the Utility Industry;--Since We Derive A Significant Portion of Our Revenues from a Limited Number of Utilities, We Could Suffer A Significant Decline In Revenues If We Fail to Continue Earning Revenue from Any Individual Utility; and--If We Fail To Develop Non-Utility Services That Achieve Commercial Acceptance, Our Ability to Achieve Future Growth Will Be Significantly Impaired;--Our Operating Results Are Difficult To Predict Because They Fluctuate Significantly."

UNCERTAINTY OF MARKET ACCEPTANCE

    CellNet's future revenues will depend on the number of new services agreements with established utilities and other parties including new power market participants and on the amount of network meter reading services to be provided thereunder. CellNet's existing revenues principally arise from established utilities. During the first nine months of 1999, approximately 96% of CellNet's revenues were derived from its contracts with Kansas City Power & Light, AmerenUE, Northern States Power Company and Puget Sound Energy, Inc. During 1998, 92% of CellNet's revenues were derived from its contracts with Kansas City Power & Light, AmerenUE and Northern States Power Company. The utility industry is historically characterized by long purchasing cycles and cautious decision making, and purchases of CellNet's services are, to a substantial extent, deferrable in the event that utilities seek to limit capital expenditures or decide to defer such purchases for other reasons. Only a limited number of utilities have made a commitment to purchase CellNet's services to date. Although the uncertainty surrounding proposed regulatory changes in some states may have caused, and may continue to cause, additional delays in purchasing decisions by established utilities, CellNet believes that implementation of utility deregulation will ultimately accelerate the utility decision-making process. CellNet believes that it will enter into additional services contracts with other utilities and other parties including new power market participants, as well as expand its contracts with current network customers; however, if CellNet's services do not gain widespread industry acceptance, its revenues would not increase significantly after services contracts for existing network systems have been fully installed.

    With the advent of utility industry deregulation, CellNet is seeking opportunities to provide its network meter reading services to other parties including new power market participants. CellNet believes it is well positioned to offer competitive advantages to established utilities and other parties including new power market participants. CellNet has entered into several contracts with new power market participants and others for the provision of network meter reading services. However there can be no assurance that CellNet will be able to enter into contracts covering a sufficient number of meters to recoup its costs of deployment, on terms favorable to CellNet, or at all. CellNet also anticipates that, under contracts with new power market participants, it would build out its networks, at least in part, before the capacity is fully committed. For these reasons, CellNet's ability to obtain financing for the capital expenditures associated with these contracts may be limited, although CellNet also believes that it will be able to defer a significant portion of the capital expenditures by building out its networks incrementally as needed, and that the new power market participants would lease or acquire the endpoints from CellNet, reducing CellNet's costs. CellNet also anticipates that its contracts with new power market participants and other parties will be shorter-term than those it has entered into with established utilities, and may therefore not fully cover the costs of network build-out and associated operating costs. There can also be no assurance that the new power market participants or other parties will be successful in capturing any significant share of the energy service market.

    CellNet's long-term business plan contemplates the generation of future revenues from non-utility services. CellNet believes its future ability to service its indebtedness and to achieve profitability will be affected by its success in generating revenues from such additional services. CellNet currently has no services contracts which provide for the implementation of such services, and CellNet has not yet deployed such services on a commercial scale. In addition, unless CellNet is successful in deploying its wireless networks in targeted service areas, CellNet may not be able to offer any such services in such areas or may be able to offer these services only on a limited basis.

REVENUES LAG NETWORK DEPLOYMENT

    CellNet expects to realize network service revenue under a services agreement with a utility or new power market participant only when a portion of the network is installed and they have begun billing their customers based upon the network meter reading data obtained. CellNet expects that its receipt of network service revenue will lag the signing of the related services agreements by a minimum of six months and that it will generally take two to four years to complete installation of a network after each services agreement has been signed. Network service revenues are not expected to exceed CellNet's capital investments and expenses incurred to deploy such network for several years. As of September 30, 1999, CellNet had approximately 4,881,000 meters under long-term contracts and 2,800,000 meters under other agreements. 2,599,000 meters were in revenue service as of September 30, 1999. As additional segments of CellNet's networks are installed and used by its customers for billing purposes, CellNet expects to realize a corresponding increase in its network service revenues. However, if CellNet is able to deploy successfully an increasing number of networks over the next few years, the operating losses created by this lag in revenues, the negative cash flow resulting from such operating losses, and the capital expenditures expected to be required in connection with the installation of such networks, are expected to widen for a period of time and will continue until the operating cash flow from installed networks exceeds the costs of deploying and operating the additional networks.

IMPACT OF RAPID EXPANSION

    CellNet will be required to invest significant amounts of capital in its networks and to incur substantial and increasing sales and marketing expenses before receiving any return on such expenditures through network service revenues. CellNet has incurred substantial operating losses since its inception and, as of September 30, 1999, had an accumulated deficit of $549.1 million. CellNet does not expect significant revenues relative to anticipated operating costs during 1999 and expects to incur substantial and increasing operating losses and negative net cash flow after capital expenditures for the foreseeable future as it expands and installs additional networks. CellNet does not expect positive cash flow after capital expenditures from its network meter reading services operations for several years. CellNet will require substantial capital to fund operating cash flow deficits and capital expenditures for the foreseeable future and expects to finance these requirements through significant additional external financing. See "Risk Factors That May Affect Future Operating Performance--We Expect to Continue to Experience Significant Losses For At Least the Next Several Years Because We Will Incur Network Deployment Costs In Advance of Receiving Revenues From Services Offered Through the Network. The Incurrence of Significant Expenses in Advance of Revenues Exposes Us to a Higher Risk of Failure" and "--Since We Have a Significant Amount of Debt and Preferred Stock with Substantial Payment Obligations, If We Fail to Generate Sufficient Cash from Operations or Through Financing Efforts, Our Business Will Fail."

INTEREST INCOME

    CellNet has earned interest income on short-term investments of the proceeds of its financing activities. CellNet expects to utilize substantially all of its cash, cash equivalents and short-term investments in deploying its wireless communications networks, in continuing research and development activities related thereto, in related selling and marketing activities and for general and administrative purposes. As such funds are expended, interest income is expected to decrease.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
  1998

REVENUES

    Revenues for the three months ended September 30, 1999 and 1998 were $6.6 million and $3.5 million, respectively. During the three months ended September 30, 1999, AmerenUE, Kansas City Power & Light, Puget Sound
Energy, Inc. and Northern States Power Company and accounted for approximately 43%, 20%, 17% and 16% of CellNet's revenues, respectively. During the three months ended September 30, 1998, AmerenUE, Kansas City Power & Light and Northern States Power Company accounted for approximately 47%, 28% and 15% of CellNet's revenues, respectively. The increase in revenues from period-to-period resulted primarily from increases in network service revenues, consistent with the increase in the number of installed, revenue-generating meters. CellNet's network service revenues for the three months ended September 30, 1999 and 1998 were $6.2 million and $2.9 million, respectively.

    Revenues for the nine months ended September 30, 1999 and 1998 were $17.3 million and $8.6 million, respectively. During the nine months ended September 30, 1999, AmerenUE, Kansas City Power & Light, Northern States Power Company and Puget Sound Energy, Inc. accounted for approximately 42%, 21%, 18% and 15% of CellNet's revenues, respectively. During the first nine months of 1998, AmerenUE, Kansas City Power & Light and Northern States Power Company accounted for 50%, 31% and 11% of CellNet's revenues, respectively. The increase in revenues from period-to-period resulted primarily from increases in network service revenues, consistent with the increase in number of installed, revenue-generating meters. CellNet's network service revenues for the nine months ended September 30, 1999 and 1998 were $15.7 million and $7.3 million, respectively.

    CellNet generally realizes service revenues under its services agreements only when its networks or portions thereof are successfully installed and operating and its clients begin billing their own customers or begin using the network meter reading services provided. Revenues are expected to increase as CellNet continues to install its networks, the networks or portions thereof become operational, and its clients begin billing their own customers or begin using the network meter reading services provided. The Company expects to have product sales associated with certain network meter reading deployments. Such sales could be material to CellNet's revenues, although no assurance can be given in this regard. Due primarily to the nature, amount and timing of revenues received to date, no meaningful period-to-period comparisons can be made. Revenues received during the nine month ended September 30, 1999 are not reliable indicators of revenues that might be expected in the future.

COST OF REVENUES

    For the three and nine months ended September 30, 1999 and 1998, cost of revenues primarily consisted of network operations costs. Cost of revenues was $11.2 million and $9.2 million for the three months ended September 30, 1999 and 1998, respectively. Cost of revenues was $27.2 million and $21.1 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cost of revenues from period-to-period was driven by increasing costs of providing network services to support the roll-out of new and existing networks. Cost of network operations consists of labor costs and associated costs necessary for network monitoring operations, network deployment management and customer training. Cost of network operations also includes the increased installation, applications and radio frequency engineering staff to support anticipated additional utility contracts. Network operations do not currently generate a profit as CellNet has not yet achieved a scale of services sufficient to cover network costs. CellNet will incur significant increasing costs primarily attributable to network operation and depreciation. Once a network has been fully installed, costs associated with generating network revenues will consist primarily of maintaining a monitoring center for such network, network depreciation and miscellaneous maintenance and operating expenses.

OPERATING EXPENSES

    Operating expenses, consisting of research and development, marketing and sales, general and administrative costs and depreciation and amortization expenses, were $23.1 million and $18.5 million for the three months ended September 30, 1999 and 1998, respectively. Operating expenses were
$65.6 million and $56.7 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in operating expenses on a period-to-period basis is attributable to CellNet's rapid growth and to increasing marketing and sales, general and administrative and depreciation and amortization expenditures, partially offset by decreased research and development expenditures. CellNet expects to moderately reduce its spending on research and development activities during 1999. Marketing and sales costs are expected to increase over current levels as CellNet continues its efforts to sign new service agreements. General and administrative costs are expected to increase over time in line with CellNet's expected growth and are expected to increase moderately. Depreciation and amortization expense is expected to grow as a result of increased additions to networks, property and leasehold improvements.

RESEARCH AND DEVELOPMENT

    Research and development expenses are attributable largely to continuing system software, firmware and equipment developments costs, prototype testing, personnel costs, consulting fees and supplies. Research and development costs are expensed as incurred. CellNet's networks include certain software applications which are integral to their operation. The costs to develop such software have not been capitalized as CellNet believes its software development is essentially completed when technological feasibility of the software is established and/or development of the related network hardware is complete. Research and development expenses were $6.5 million and $7.1 million for the three months ended September 30, 1999 and 1998, respectively. Research and development expenses were $20.0 million and $22.6 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in research and development spending in 1999 over 1998 primarily reflects moderate reductions in CellNet's engineering staff. CellNet expects that research and development expenses will continue to decrease moderately in the near term.

MARKETING AND SALES

    Marketing and sales expenses consist principally of personnel costs, including commissions paid to sales and marketing personnel, travel, advertising, trade show and other promotional costs. Marketing and sales expenses were $3.3 million and $2.9 million for the three months ended September 30, 1999 and 1998, respectively. These expenses have increased moderately from period-to-period due to additions in marketing and sales staff during the period. Marketing and sales expenses were $9.2 million and $8.8 million for the nine months ended September 30, 1999 and 1998, respectively. These expenses have increased slightly in 1999 over 1998 due to additions in marketing and sales staff, partially offset by a reduction in expenditures for CellNet's advertising programs. CellNet expects marketing and sales expenses to increase moderately in the remainder of 1999, as CellNet continues its efforts to sign new service agreements.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include compensation paid to general management, administrative personnel costs, travel and communications and other general administrative expenses, including fees for professional services. General and administrative expenses for the three months ended September 30, 1999 and 1998 were $5.2 million and $3.8 million, respectively. General and administrative expenses were $14.7 million and $11.9 million for the nine months ended September 30, 1999 and 1998, respectively. The period-to-period increase in these expenses in 1999 over 1998 resulted from an increase in expenditures for certain employee compensation. CellNet expects general and administrative expenses to increase over time in line with expected growth.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense was $8.1 million and $4.8 million for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, depreciation and amortization expense was $21.7 million and $13.4 million, respectively. Depreciation and amortization expense is attributable to CellNet's networks, including both equipment manufactured by CellNet and systems partially installed in the field, property and leasehold improvements. Depreciation and amortization expense has increased as a result of increased additions to networks and property and leasehold improvements period-over-period.

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE

    CellNet accounts for its investment in BCN, which began operations in 1997, using the equity method. In the three months ended September 30, 1999 and 1998, CellNet recognized $1.6 million and $815,000 as its share of BCN's losses, respectively. In the nine months ended September 30, 1999 and 1998, CellNet recognized $3.7 million and $1.8 million as its share of BCN's losses, respectively. The increase in equity in net loss of unconsolidated affiliate from period-to-period reflects increases in BCN's expenditures period-to-period. CellNet expects to recognize increased losses in the future from its share of BCN's losses. CellNet has no ongoing fixed capital commitment and as such recognizes losses only to the extent of CellNet's cash contribution and any committed capital contributions.

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

    In May 1998, a new subsidiary of CellNet, CellNet Funding, LLC ("Funding") completed an offering of Exchangeable Preferred Securities Mandatorily Redeemable 2010 for net proceeds of $106.0 million. The restricted cash at September 30, 1999 of approximately $12.8 million includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which was placed in escrow upon the closing of the offering of Preferred Securities.

    In November 1998, two wholly-owned subsidiaries of CellNet each entered into a revolving line of credit agreement ("the Revolving Credit Agreements") with a group of banks, which provide for borrowings of $60.0 million and $15.0 million, respectively, through December 31, 2007, at which time the Revolving Credit Agreements expire. On September 30, 1999 borrowings of
$44.0 million and $12.6 million were outstanding, respectively, under these Revolving Credit Agreements. Borrowings are secured by the wholly-owned subsidiaries' assets, contracts and leases. Borrowings bear interest at the wholly-owned subsidiaries' option at various rates based on the lead bank's prime rate, or margins above the Federal Funds rate or the London Interbank Offer Rate (LIBOR). The wholly-owned subsidiaries pay a commitment fee on the unused portion of their available borrowings under their respective Revolving Credit Agreements.

    The Revolving Credit Agreements require the wholly-owned subsidiaries to enter into Interest Hedge Agreements (as defined) to reduce the impact of changes in the variable interest rates on borrowings. The Revolving Credit Agreements require the wholly-owned subsidiaries to hedge not less than 33% of the outstanding principal amount of their total outstanding borrowings. At September 30, 1999, the wholly-owned subsidiaries each had an interest rate swap agreement outstanding with a commercial bank with total notional principal amounts of $6.0 million and $24.0 million, respectively. The interest rate swap agreements effectively exchange the wholly-owned subsidiaries' interest rate exposure on $6.0 million and $24.0 million of outstanding borrowings to fixed rates of 8.255% and 8.63%, respectively. The interest rate swaps mature on March 11, 2002. CellNet is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, CellNet does not anticipate nonperformance by the counterparty.

    One of CellNet's wholly-owned subsidiaries entered into a term loan agreement (the "Term Loan") with one of its customers, which provides for borrowings up to $71.5 million. Borrowings bear interest at 6.5% per annum and are secured by the subsidiary's assets, contracts and leases. The Term Loan provides for monthly drawdowns. Interest on the drawdowns is payable quarterly. The drawdowns are payable on June 30, 2004. At September 30, 1999, the wholly-owned subsidiary had outstanding drawdowns of $25.8 million.

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

    Interest income has been and will continue to be received by CellNet from short-term investment of proceeds from the issuance of equity and debt securities pending the use of such proceeds by CellNet for capital expenditures and operating and other expenses. Interest income is expected to be variable over time as proceeds from the issue and sale of additional equity and debt securities are received and as funds are used by CellNet in its business. Interest income was $535,000 and $2.2 million for the three months ended September 30, 1999 and 1998, respectively. Interest income was $2.4 million and $6.1 million for the nine months ended September 30, 1999 and 1998, respectively.

    No interest on the 1997 Notes is payable prior to April 1, 2003. Thereafter, until maturity on October 1, 2007, interest will be payable semi-annually in arrears on each April 1 and October 1. The carrying amount of the 1997 Notes accretes from the date of issue and CellNet's interest expense includes such accretion. Interest expense on the Revolving Credit Agreements is generally payable quarterly or upon the maturity date of the advance if less than 90 days. Commitment fees on the unused portion of the Revolving Credit Agreements are paid quarterly. Interest under the Interest Hedge Agreements is received and paid quarterly. Interest expense on the Term Loan is generally payable quarterly.

    Interest expense, net of capitalized interest, increased to $15.5 million from $10.9 million for the three months ended September 30, 1999 over the 1998 period. Interest expense, net of capitalized interest, increased to $43.1 million from $32.6 million for the nine months ended September 30, 1999 and 1998, respectively. The period-to-period increase in interest expense primarily resulted from increases in the accretion on the 1997 Notes and interest incurred on the Revolving Credit Agreements, Interest Hedge Agreements and the Term Loan.

PROVISION FOR INCOME TAXES

    CellNet has not provided for or paid federal income taxes due to CellNet's net losses. A nominal provision has been recorded for various state minimum income and franchise taxes.

    At December 31, 1998, CellNet had net operating loss carryforwards of approximately $289.0 million and $149.0 million available to offset future federal and state taxable income, respectively. Such federal carryforwards expire in 2001 through 2013. Such state carryforwards expire in 1999 through 2013. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987. Based upon CellNet's history of operating losses and the expiration dates of the loss carryforwards, CellNet has recorded a valuation allowance to the full extent of its net deferred tax assets.

DIVIDENDS AND ACCRETION ON PREFERRED SECURITIES OF SUBSIDIARY

    The net proceeds from the placement of the Preferred Securities in May 1998, after offering costs, was $106.0 million and will fully accrete to the face value of $110.0 million on June 1, 2010. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, and commenced September 1, 1998. Dividend expense was $1.9 million in both the three months ended September 30, 1999 and 1998, respectively. Accretion of the Preferred Securities was $82,000 in both the three months ended September 30, 1999 and 1998, respectively. Dividend expense for the nine months ended September 30, 1999 and 1998 was $5.8 million and $2.8 million, respectively. Accretion on the Preferred Securities for the nine months ended September 30, 1999 and 1998 was $246,000 and $121,000, respectively.

IMPACT OF THE YEAR 2000

    Many currently installed computer systems, software products and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, during 1999 CellNet, its suppliers and customers and its potential suppliers and customers, may need to upgrade, repair or replace certain equipment, computer systems or software to ensure that its operations will not be adversely impacted by system failures related to "Year 2000" noncompliance.

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

    To date, CellNet has spent an immaterial amount and does not expect to spend a material amount to review and remedy Year 2000 compliance problems. Although CellNet believes that its wireless data networks, through which it provides network meter reading and other services to its customers, are or will be Year 2000 compliant, failure to provide Year 2000 compliant business solutions to its customers or to receive such business solutions from its suppliers could result in liability to CellNet or otherwise have a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service its indebtedness. Furthermore, CellNet believes that the purchasing patterns of its customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by CellNet, which could result in a material adverse effect on CellNet's business, operating results, financial condition, cash flows and its ability to service indebtedness. See "Risk Factors That May Affect Future Operating Performance-Our Business Could by Affected by Year 2000 Issues."

LIQUIDITY AND CAPITAL RESOURCES

    CellNet requires significant amounts of capital for research and development in connection with the development of its proprietary wireless communications network and related products and services, for investments in the installation and testing of such networks and for the related sales and marketing and general and administrative expenses. Historically, CellNet has satisfied its liquidity requirements primarily through external financings, including private placements of equity and debt securities and interest income derived from the investment of the proceeds of its financing activities.

    In the nine months ended September 30, 1999 and 1998, net cash used for CellNet's operating activities totaled $52.9 million and $43.0 million, respectively. Net cash used for operating activities resulted primarily from cash used to fund net operating losses.

    In the nine months ended September 30, 1999 and 1998, net cash used for CellNet's investing activities totaled $19.5 million and $111.3 million, respectively. CellNet's investing activities consisted primarily of purchases of network components and inventory, the construction and installation of networks, purchases of property, plant and equipment and purchases, sales and maturities of short-term investments. In the nine months ended September 30, 1999, net proceeds from the sales and maturities of short-term investments were $46.9 and were used to fund operating activities. For the nine months ended September 30, 1998, purchases of short-term investments exceeded proceeds from the sale and maturities of short-term investments by $6.6 million.

    In the nine months ended September 30, 1999 and 1998, net cash provided by CellNet's financing activities totaled $51.5 million and $106.3 million, respectively. Cash provided in 1999 resulted primarily from additional borrowings of $51.1 million from the Revolving Credit Agreements and the Term Loan.

    As of September 30, 1999, CellNet had cash, cash equivalents and short-term investments of $18.3 million. As of December 31, 1998, CellNet had cash, cash equivalents and short-term investments totaling $86.2 million. The decrease of $67.9 million during the first nine months of 1999 resulted from operating costs and the development and construction of CellNet's wireless communications networks, offset by proceeds from the Revolving Credit Agreements and Term Loan of $51.1 million.

    Deployments of CellNet's wireless communications networks will require substantial additional capital. CellNet has made $72.3 million in capital expenditures in the first nine months of 1999 for saturation and broad deployment network installations, and anticipates making an additional
$30.8 million in such capital expenditures during the remaining three months of 1999. The exact amount of such expenditure will depend, in part, upon the amount of network meter reading and other services contracted for. CellNet may make additional capital expenditures in connection with the installation of new networks, expansion of existing networks and /or an acceleration in anticipated network installation schedules if we are able to raise additional capital to fund the deployment of our network. In addition, funds will be required for a number of purposes including, but not limited to, further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered on the CellNet system. CellNet expects that cash used for the construction and installation of networks and for the purchase of property and equipment will increase substantially as and when CellNet obtains new services agreements or enters into other arrangements for the installation of networks, and that CellNet will require significant amounts of additional capital from external sources. Sources of additional capital for CellNet and its subsidiaries, if available to us, may include project or conventional bank financing, including financing provided by utilities to finance the construction of networks being built out primarily for them, public and private offerings of debt and equity securities and cash generated from operating activities. We have been unsuccessful in securing additional capital necessary to fund the continued operation and growth of our business. See "Risk Factors that May Affect Future Operating Results--We Currently Require a Substantial Amount of Additional Capital to

Finance Our Networks and Our Operations and a Failure to Raise Sufficient Capital will Cause our Business to Suffer and Fail."

    CellNet expects that a substantial portion of the financing of its individual network deployments will be at the subsidiary level on a project basis. CellNet expects to obtain third party financing for the construction of wireless networks, based on the projected cash flow expected to be generated from such projects. CellNet believes that the recurring revenue stream from long-term services contracts and other arrangements will support the amortization of debt raised for the project involved, however no assurance can be given that this will occur. CellNet expects that operating activities will require the consumption of a substantial amount of cash resources for the next several years, which may not be available to us on satisfactory terms or at all. See "Risk Factors that May Affect Future Operating Results--We Currently Require a Substantial Amount of Additional Capital to Finance Our Networks and Our Operations and a Failure to Raise Sufficient Capital will Cause our Business to Suffer and Fail."

    As of November 12, 1999, CellNet had cash, cash equivalents and short-term investments of $6.3 million. CellNet believes that existing cash, cash equivalents, short-term investments, anticipated interest income, and other revenues will be sufficient to meet its cash requirements to fund operations through the end of November 1999. We have been unable to raise anticipated project financing and equity capital which would have enabled us to meet our projected cash requirements through June 2000. Our financial advisors have advised us that potential investors are reluctant to invest in CellNet given the amount of debt and 7% Exchangeable Preferred Securities on our balance sheet and the restrictive terms of those instruments.

    On November 9, 1999 certain holders of CellNet's 1997 Notes purchased $10,000,000 of the Company's 15% Senior Secured Notes due November 30, 1999 ("1999 Notes") in order to enable CellNet to meet its short-term cash requirements for the month of November. The 1999 Notes are secured by substantially all of the assets of CellNet, including the stock in substantially all of its subsidiaries. All of CellNet's subsidiaries other than those holding CellNet's interests in the existing projects for AmerenUE, Kansas City Power & Light, and Puget Sound Energy, Inc. and those holding CellNet's interests in the international joint venture with Bechtel Enterprises, Inc. have guaranteed CellNet's obligations under the 1999 Notes. The purchasers of the 1999 Notes have no obligation to refinance the 1999 Notes when they become due. The purchasers of the 1999 Notes also have no obligation to purchase additional notes or to otherwise loan or make funds available to CellNet in order to allow CellNet to meet its cash requirements for December 1999 and beyond (including the cash required to repay principal and interest on the 1999 Notes). The purchasers of the 1999 Notes may refinance the 1999 Notes, purchase additional Notes, or otherwise loan or make available additional funds to CellNet, subject to mutual agreement between the parties to do so, but no such agreement has yet been concluded or should be assumed.

    CellNet is actively engaged in several steps designed to enable us to meet the capital requirements of our business, which include:

    - Continuing our efforts to obtain additional short- and long-term financing, such as that described in the preceding paragraph, to fund growth and operations.

    - A restructuring of our balance sheet (which may adversely affect the equity stake of our common shares and the 7% Exchangeable Preferred Securities of CellNet Funding LLC ("CellNet Funding")).

    - Streamlining costs by consolidating our former Commercial Data Services group with our other operating units and redeploying those personnel appropriately.

    - Removing certain assets, such as wide area network components, of our California broad deployment network and redeploying such assets where they can be better utilized in other current operations.

    - Implementing efforts to reduce corporate expenditures.

    There can be no assurance that we will be successful in our efforts to obtain the financing necessary to fund our growth and operations or in our efforts to streamline costs and reduce corporate expenditures. If we fail in our efforts to reduce our capital requirements and to raise sufficient financing, our business and operations will suffer and fail.

    CellNet expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its network communications systems. There can be no assurance that additional financing will be available to CellNet or, if available, that it can be obtained on terms acceptable to CellNet and within the limitations contained in the Indenture or that may be contained in any additional financing arrangements. The Indenture governing the 1997 Notes contained certain covenants to incur additional indebtedness. Future financings may be dilutive to existing stockholders. Failure to obtain such financing could result in a delay or abandonment of some or all of CellNet's development and expansion plans and expenditures, which could have a material adverse effect on its business and the value of its Common Stock and the Preferred Securities of CellNet Funding.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

WE CURRENTLY REQUIRE A SUBSTANTIAL AMOUNT OF ADDITIONAL CAPITAL TO FINANCE OUR
  NETWORKS AND OUR OPERATIONS AND A FAILURE TO RAISE SUFFICIENT CAPITAL IN THE NEAR FUTURE WILL CAUSE OUR BUSINESS TO SUFFER AND FAIL.

    We currently require substantial additional funds to maintain current operations, to develop, commercially deploy and expand our networks, and to fund operating losses. If we are not able to raise sufficient funds, our business will suffer and could fail. As of November 12, 1999, we had $6.3 million in cash, cash equivalents and short-term investments. Although we obtained
$10 million from the sale of the 1999 Notes on November 9, 1999, this amount will only cover our immediate short-term capital needs through the end of November 1999. We will need to raise a substantial amount of additional capital to fund operations for the remainder of 1999 and expect to continue to require substantial amounts of additional capital in the future. We currently require additional equity or debt financing to fund our working capital and other requirements. Our financial advisors have advised us that potential investors are reluctant to invest in CellNet given the amount of debt and 7% Exchangeable Preferred Securities on our balance sheet and the restrictive terms of those instruments. If we are able to issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

    In addition, if we are unable to obtain funds necessary to meet required payments on our indebtedness, we could be in default under the terms of the agreements governing our indebtedness. If this happens, the holders of such indebtedness would have certain enforcement rights, including the right to accelerate such debt, the right to foreclose on assets securing such debt and the right to commence an involuntary bankruptcy proceeding against us.

BECAUSE WE HAVE A SIGNIFICANT AMOUNT OF DEBT AND PREFERRED STOCK WITH
  SUBSTANTIAL PAYMENT OBLIGATIONS, IF WE FAIL TO GENERATE SUFFICIENT CASH FROM OPERATIONS OR THROUGH FINANCING EFFORTS, OUR BUSINESS WILL FAIL.

    We have substantial outstanding indebtedness and preferred stock which have substantial cash interest and dividend requirements. We intend to incur substantial additional indebtedness to finance operations and to install networks. As a result, we will have a significant debt and preferred stock balance and substantial related payment obligations which will require significant payments of cash. If we are unable to generate significant cash from operations or from debt or equity offerings, we will not be able to satisfy these obligations. Our debt balance and related debt service includes the following:

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

    - In November 1998, two of our wholly-owned subsidiaries each entered into the revolving credit agreements with a group of banks, which provide for borrowings of $60.0 million and $15.0 million, respectively, through December 31, 2007, at which time the revolving credit agreements expire. Borrowings are secured by the wholly-owned subsidiaries' assets, contracts and leases. Borrowings bear interest at the wholly-owned subsidiaries' option at various rates based on the lead bank's prime rate, or margins above the federal funds rate or LIBOR. At September 30, 1999, the wholly-owned subsidiaries had outstanding advances totaling $56.6 million.

    - One of our wholly-owned subsidiaries entered into a term loan agreement with one of its customers, which provides for borrowings of up to $71.5 million. Borrowings bear interest at 6.5% per annum and are secured by the subsidiary's assets, contracts and leases. The Term Loan provides for monthly drawdowns. Interest on the drawdowns is payable quarterly. The drawdowns are payable on June 30, 2004. At September 30, 1999, the wholly-owned subsidiary had outstanding drawdowns of $25.8 million.

    On November 9, 1999 certain holders of CellNet's 1997 Notes purchased $10,000,000 of the Company's 15% Senior Secured Notes due November 30, 1999 ("1999 Notes") in order to enable CellNet to meet its short-term cash requirements for the month of November. The 1999 Notes are secured by substantially all of the assets of CellNet, including the stock in substantially all of its subsidiaries. All of CellNet's subsidiaries other than those holding CellNet's interests in the existing projects for AmerenUE, Kansas City Power & Light, and Puget Sound Energy, Inc. and those holding CellNet's interests in the international joint venture with Bechtel Enterprises, Inc. have guaranteed CellNet's obligations under the 1999 Notes. The purchasers of the 1999 Notes have no obligation to refinance the 1999 Notes when they become due. The purchasers of the 1999 Notes also have no obligation to purchase additional notes or to otherwise loan or make funds available to CellNet in order to allow CellNet to meet its cash requirements for December 1999 and beyond (including the cash required to repay principal and interest on the 1999 Notes). The purchasers of the 1999 Notes may refinance the 1999 Notes, purchase additional notes, or otherwise loan or make available additional funds to CellNet subject to mutual agreement between the parties to do so, but no such agreement has yet been concluded or should be assumed.

    Our ability to meet our debt and preferred stock payment obligations will depend upon achieving significant and sustained growth in our cash flow. Our ability to generate such cash flow is subject to a number of risks and contingencies, including:

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

    - the adoption of our services could be less widespread than anticipated.

    As a result, our operations may not generate cash flow sufficient to meet these obligations. If that happens, we will have to take actions which could adversely affect our business, such as to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital, which we may be unable to do. In particular, there is a risk that we would be unable, if needed, to refinance our senior discount notes prior to the date cash interest payments become due and payable or at their maturity date. Such inability to refinance the senior discount notes could result in cross-defaults under other indebtedness, our preferred stock and the preferred securities of our subsidiary. If this happens, the holders of such indebtedness would have certain enforcement rights, including the right to accelerate such debt and the right to commence an involuntary bankruptcy proceeding against us.

    In addition, our financial advisors have advised us that potential investors are reluctant to invest in CellNet given the amount of debt and 7% Exchangeable Preferred Securities on our balance sheet and the restrictive terms of those instruments.

A RESTRUCTURING OF OUR BALANCE SHEET IS LIKELY TO BE NECESSARY TO ATTRACT THE
  CAPITAL WE NEED; SUCH A RESTRUCTURING MAY ADVERSELY AFFECT THE EQUITY STAKE OF OUR COMMON SHARES AND THE 7% EXCHANGEABLE PREFERRED SECURITIES OF CELLNET FUNDING.

    A restructuring of our balance sheet is likely to be necessary to attract the capital we need; such a restructuring may adversely affect the equity stake of our common shares and the 7% Exchangeable Preferred Securities of CellNet Funding. A restructuring could result in the issuance of debt or equity with rights senior to the Common Stock in the event of liquidation. In addition, a restructuring could substantially reduce the current stockholders' ownership in CellNet.

WE WILL NOT EARN SIGNIFICANT REVENUES AND THUS OUR BUSINESS COULD FAIL UNLESS
  OUR AUTOMATED METER READING SYSTEM SERVICES ACHIEVE BROAD ACCEPTANCE IN THE UTILITY INDUSTRY.

    We will not earn significant revenues and thus our business could fail unless a significant number of utilities, new power market participants and their customers decide to adopt and use our network meter reading and other services. We are exposed to the risk of a slow rate of adoption of our service by customers due to the historic nature of the utility industry. The utility industry historically has been slow and deliberate in making decisions to adopt new technology such as our services. Utilities can take up to several years to complete a major decision to adopt new technology because the decision-making process involves multiple stages. As a result of this lengthy decision-making process, only a limited number of utilities have purchased our services to date, and the utility industry may be slow to adopt our services, if such adoption occurs at all. In the event we do not achieve sufficient financing, utilities may be more reluctant to purchase our services.

SINCE WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM A LIMITED NUMBER OF
  UTILITIES, WE COULD SUFFER A SIGNIFICANT DECLINE IN REVENUES IF WE FAIL TO CONTINUE EARNING REVENUE FROM ANY INDIVIDUAL UTILITY.

    We currently derive almost all of our revenues from long-term services contracts with a limited number of established utilities. Accordingly, if any of these or other utilities that account for a significant portion of our revenues decides to significantly reduce the level of our services, our revenue levels and our business would suffer. During the nine months ended September 30, 1999, 96% of our revenues were derived from our contracts with Kansas City Power & Light, AmerenUE, Northern States Power Company and Puget Sound Energy, Inc. During 1998, 92% of our revenues were derived from our contracts with Kansas City Power & Light, AmerenUE and Northern States Power Company.

IF WE FAIL TO DEVELOP NON-UTILITY SERVICES THAT ACHIEVE COMMERCIAL ACCEPTANCE,
  OUR ABILITY TO ACHIEVE FUTURE GROWTH WILL BE SIGNIFICANTLY IMPAIRED.

    We plan to generate revenues in the future from non-utility services as part of our long-term business plan. If we fail to develop these services or if these services fail to achieve commercial acceptance, our prospects for future growth will be significantly impaired. These potential non-utility services may include remote status monitoring of facilities, office equipment, parking meters and other equipment. We currently have no contracts to deploy these non-utility services on a commercial scale. If we are not able to widely deploy our networks, we will not be able to develop these services. In addition, if developed, these services may not achieve market acceptance.

SINCE WE DEPEND ON THIRD PARTIES TO PENETRATE NEW MARKETS, WE WILL NOT ACHIEVE
  SIGNIFICANT GROWTH IF WE FAIL TO DEVELOP RELATIONSHIPS WITH THESE THIRD
  PARTIES.

    We believe that our success in penetrating markets for utility and non-utility applications of our network will depend in large part on our ability to develop and maintain relationships with leading companies. Our ability to penetrate new markets and gain access to new customers would be impaired without forming relationships with such leading companies. These relationships will enable us to expand existing markets, enter new markets and access certain customers that we cannot otherwise reach economically by ourselves. We are currently investing, and plan to continue to invest, significant resources to develop these relationships.

WE EXPECT TO CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES FOR AT LEAST THE NEXT
  SEVERAL YEARS BECAUSE WE WILL INCUR NETWORK DEPLOYMENT COSTS IN ADVANCE OF RECEIVING REVENUES FROM SERVICES OFFERED THROUGH THE NETWORK. THE INCURRENCE OF SIGNIFICANT EXPENSES IN ADVANCE OF REVENUES EXPOSES US TO A HIGHER RISK OF FAILURE.

    We expect to continue to incur significant operating losses for at least the next several years because we will incur significant network deployment costs before we receive revenues from the services we offer using the network. We are exposed to a greater risk of failure because of the incurrence of significant expense in advance of revenues if we are not able to make up this shortfall. We expect that our networks will be installed before fixed endpoints are in revenue service and are generating revenues adequate enough to cover the costs of network construction and associated operating costs. The installation of each network covering an entire service area generally will require two to four years after a services contract has been signed. Service revenues from our networks are not expected to exceed our capital investments and expenses incurred to deploy and operate such networks for several years.

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

    In addition, we have in the past and may in the future incur costs in the construction of our networks that exceeds our budgets. The cost of network deployments varies based upon a wide variety of factors, including:

    - radio frequency characteristics,

    - the size of a service territory and density of the fixed endpoints within such territory,

    - cost of site leases,

    - the nature and sophistication of services being provided,

    - the costs of acquiring radio frequencies,

    - governmental approvals costs and fees, and

    - local labor rates and other economic factors.

    If one or more of these network construction costs exceed our budget, our ability to achieve profitability or positive cash flow would be impaired.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT BECAUSE THEY WILL FLUCTUATE
  SIGNIFICANTLY.

    Our operating results will be difficult to predict because of significant fluctuations which could cause our stock price to decline. Factors that will cause variations in our operating results include:

    - the rate at which established utilities, other utility industry participants and utility customers enter into new services contracts;

    - capital expenditures and other costs relating to the expansion of operations;

    - the introduction of new services by us or our competitors and the mix of services sold;

    - pricing changes and new service introductions by us and our competitors and prices charged by suppliers;

    - the effects of governmental regulations and regulatory changes;

    - industry-specific conditions in the utility industry;

    - the effect of certain pricing, service or marketing decisions; and

    - the outcome of strategic relationships.

    Any of these factors could have a substantial negative impact on our operating results in any given quarter and accordingly, our stock price could decline.

WE EXPECT THAT SUBSTANTIAL AND INCREASING COMPETITION WILL MAKE IT MORE
  DIFFICULT FOR US TO SIGN NETWORK SERVICES CONTRACTS FOR UTILITY AND NON-UTILITY APPLICATIONS.

    Electronics, communications and utility product companies are beginning to develop various wireless network meter reading systems as a result of the deregulation of the electric utility industry and the potential market for other applications once a common infrastructure is in place. A number of these systems currently compete, and others may in the future compete, with our system. If we do not successfully distinguish our services as superior to our competitors, we will fail to achieve growth and earn sufficient revenue. Deregulation will likely cause competition to increase. We believe that at this time our most significant direct competitor in the marketplace is Itron, an established manufacturer and seller of hand-held and drive-by automated meter reading equipment for utilities. Itron is currently providing to customers its Genesis-TM- system, a wireless radio network marketed as similar to ours for meter reading purposes.

    There are other potential alternative solutions to our network meter reading services including traditional wireline and wireless solutions. For example:

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

NEW TECHNOLOGIES MAY RENDER OUR SERVICES OBSOLETE IF WE FAIL TO CONTINUE TO
  ENHANCE OUR TECHNOLOGIES.

    Market acceptance of our services will depend, in part, on our ability to develop new technology and enhance our existing hardware, software and wireless communications technology. If we do not develop competitive technology on a timely basis, our current and potential customers will not purchase our services. Significant technological advances occur rapidly in our industry and frequently in the telecommunications industry. For example, the advent of computer-linked electronic networks, fiber optic transmission, advanced data digitization technology, cellular and satellite communications capabilities, specialized mobile radio services and personal communication services and other commercial mobile radio services have radically expanded communications capabilities and market opportunities. Future advances may render our technology obsolete or less cost effective than competitive systems or erode our market position. If this happens, our ability to gain new customers and achieve revenue growth would be adversely affected.

THE DELIVERY OF OUR SERVICES DEPENDS ON OUR ACCESS TO RADIO FREQUENCY, WHICH IS
  COSTLY AND SUBJECT TO REGULATION BY THE FCC. IF WE FAIL TO OBTAIN SUCH ACCESS, OUR BUSINESS WILL SUFFER.

    Our network equipment uses radio spectrum subject to regulation by the FCC for the wireless transmission of data. If we fail to obtain access to radio frequency, we will not be able to grow and our business will suffer. We hold licenses to utilize the 928/952 MHz frequencies, which allow us exclusive use of particular channels within a particular geographic area. We have not acquired such frequencies in all markets and such frequencies may not be available in every area in which we have existing or prospective customers. We also use 902-928 MHz frequencies for part of our network. We are not licensed for these channels but rather they are available on a shared basis among many unlicensed users. These channels are also available for licensed use in the Location and Monitoring Radio Service. However, our unlicensed operations are protected from interference from this licensed service, provided that we continue to operate our equipment within certain technical parameters. The FCC, however, may in the future authorize additional multiple address system licenses which could interfere with our equipment and adversely impact our operations in any given location.

    In addition, on July 1, 1999, the FCC imposed an indefinite freeze on the licensing of any new multiple address systems frequencies, which, until lifted or waived, prevents us from acquiring any new frequencies at this time. This freeze could impact our ability to expand existing systems or to implement systems for prospective customers. While we are seeking relief from this freeze as appropriate to avoid these consequences, we cannot be sure that such relief will be granted. Furthermore, the FCC is currently considering in several different proceedings changes to its rules that could alter the procedures for obtaining new licenses for frequencies in the 928/952 MHz band, and there is a possibility that we may no longer be eligible for all of the channels available in this band or that we may only be able to acquire such licenses through FCC implemented auctions. We may also be required to incur substantial expense either to obtain licenses in the frequencies we currently use or to develop technologies capable of operating in alternative frequencies.

CHANGES IN FCC REGULATION COULD LIMIT THE FUTURE AVAILABILITY OF PARTICULAR
  RADIO FREQUENCIES AND REQUIRE US TO OBTAIN LICENSES IN AUCTIONS, WHICH COULD BE COSTLY FOR US TO COMPLY WITH OR COULD CAUSE RADIO FREQUENCY TO BE MORE COSTLY TO ACQUIRE IN THE FUTURE.

    Recent proposed changes in regulation could limit our ability to gain access to radio frequency which could harm our business. In March 1999, the FCC published for public comment a NOTICE OF PROPOSED RULE MAKING in WT Docket
No. 99-87, proposing revised for the licensing of private services generally, as a result of the changed auction authority. In July 1999, the FCC also published for public comment a FURTHER NOTICE OF PROPOSED RULE MAKING in WT Docket
No. 97-81 regarding the future licensing of radio frequencies. This FURTHER NOTICE follows an earlier NOTICE OF PROPOSED RULE MAKING, released in
February 1997. Both of these proceedings were initiated in response to recent Congressional changes expanding the Commission's authority to issue licenses by auction. We have addressed the issues raised in each of these proceedings that would limit or increase substantially the cost of acquiring the spectrum we require in our networks. The outcome of either proceeding could impair the future availability or cost of licenses we need. Given this uncertainty, our use of radio frequency channels could be restricted, thereby requiring us to obtain any future channels in the 928/952 MHz band or in any other band only through auction. Although we believe that additional frequencies will be generally available to us as required, the cost associated with acquiring such frequency rights as well as our operating costs could increase, perhaps substantially. Further, we could experience substantial delays in adapting our networks if new rules were adopted.

WE ARE DEVELOPING BUSINESS OUTSIDE OF THE UNITED STATES WHICH WILL BE EXPENSIVE,
  AND IF WE FAIL TO GENERATE SUFFICIENT INTERNATIONAL REVENUES, OUR BUSINESS WILL SUFFER.

    We offer our network meter reading services in international markets through BCN, our international joint venture with Bechtel Enterprises, Inc. We have incurred, and will likely continue to incur, significant and increasing expenses in establishing international operations. We do not expect to generate material revenues from BCN's operations during 1999 or 2000. If revenues generated by international activities or proceeds from financings are not adequate to offset the expense of establishing and maintaining these international activities, we will experience greater losses than budgeted and our business will suffer.

    Our success internationally will depend on demand for CellNet's or BCN's services and systems. Such demand may not materialize, and where present, is likely to vary by country, based on many factors including:

    - the degree of regulation of our services by a given country;

    - labor costs in each country;

    - fluctuations in currency exchange rates;

    - potentially adverse tax consequences; and

    - the availability of radio spectrum and the costs of acquisition of licensed frequencies.

    In addition, differing standards among utilities on a country-by-country basis, among other factors, may hinder our ability to develop and implement localized versions of our network meter reading system without significant effort and cost. We have extremely limited experience in developing a localized version of a wireless data communications system for foreign markets to date.

BECAUSE WE NEED PARTNERS TO SUCCEED INTERNATIONALLY, WE MAY LOSE CONTROL OF
  INTERNATIONAL OPERATIONS AND SUCH OPERATIONS COULD CREATE LOSSES FOR US.

    We will need additional partners in particular countries to continue our strategy of pursuing international markets through BCN. If we fail to develop relationships with such partners, we may not be able to succeed internationally. The development of such relationships, however, could expose us to the loss of control of international operations and significant losses. BCN anticipates having a majority interest and control over the Board of Directors of entities through which business is carried out in foreign countries. In the event that this does not occur, BCN may not have control over the operations and assets of such entities. If the other venture partner has economic, business or legal interests or goals that are inconsistent with those of CellNet or BCN and accordingly takes actions inconsistent with our interests, the joint venture could suffer high losses. It is also possible that a partner will not impose the same or similar accounting and financial controls as CellNet or BCN. In addition, an international partner may be unable to meet its economic or other obligations and CellNet or BCN may be required to fulfill those obligations. Furthermore, the entity's structure or the laws of a foreign country may limit or substantially tax the amount of funds that can be transferred to CellNet or BCN.

THE RAPID EXPANSION OF OUR BUSINESS HAS PLACED A STRAIN ON OUR MANAGEMENT,
  PERSONNEL AND OTHER RESOURCES WHICH WILL MAKE IT DIFFICULT TO SUCCESSFULLY EXPAND.

    We cannot successfully implement our business model if we fail to manage our growth. We have rapidly and significantly expanded our operations domestically and internationally and expect further expansion to take advantage of market opportunities. Our recent growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. We must implement and improve our operational and financial systems and expand or manage our employee base to manage growth effectively. In addition, our systems, procedures or controls may be inadequate to support our operations, in which case management may be unable to exploit opportunities for our services.

WE DEPEND ON KEY PERSONNEL WHO MAY LEAVE US AT ANY TIME.

    Our success substantially depends on the continued employment of our executive officers and key employees. The loss of the services of any of our executive officers or key employees could disrupt our day-to-day operations, result in delays in network construction, or losses of customers, and otherwise harm our business. Substantially all of our employees and officers are employed on an at-will basis. Presently, we do not maintain a key man life insurance policy on any of our executives or employees.

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

    Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. We rely on a combination of trade secret protection, copyright, patent, trademark and confidentiality agreements and licensing arrangements to establish and protect our proprietary rights. While we have obtained and applied for patents, and intend to file other applications for patents covering our products and processes, additional patents may not be issued or, if issued, may not provide adequate protection of our proprietary rights. Our success will depend in part on our ability to maintain copyright and patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. In addition, any patents issued to us or licensed by us may be challenged, invalidated or circumvented, and the patent rights may not adequately protect our intellectual property rights.

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

THIRD-PARTY CLAIMS REGARDING OUR INTELLECTUAL PROPERTY COULD LIMIT OUR ABILITY
  TO PROVIDE NETWORK SERVICES OR REQUIRE US TO OBTAIN LICENSES WHICH COULD BE COSTLY.

    Whether or not we obtain additional patents, others may receive patents that contain claims applicable to products or processes developed by us. If any such claims were to be upheld, we would require licenses. These licenses may not be available on commercially acceptable terms, if at all. In addition, we could incur substantial costs in defending against suits brought against us by others for infringement of intellectual property rights or in prosecuting suits that we might bring against other parties to protect our intellectual property rights. From time to time we receive inquiries with respect to the coverage of our intellectual property rights, and inquiries could develop into litigation.

    In October 1996, Itron, one of our competitors, filed a complaint against us in the Federal District Court in Minnesota, alleging that we infringed an Itron patent which was issued in September 1996. Itron sought a judgment for damages, attorneys' fees and injunctive relief. On January 28, 1999, the Court ruled in favor of us that, as a matter of law, our system did not infringe the Itron patent. The Court also ruled in favor of Itron that the Itron patent was valid against certain prior art. Itron is appealing the Court's ruling. Consequently, CellNet filed a cross-appeal on the validity issue. We believe that the ultimate outcome of the lawsuit is not expected to materially harm our business.

    In April 1997, we filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes our U.S. Patent No. 4,783,623. We sought an injunction, damages and other relief. On November 2, 1998, the Court ruled that Itron's patent does not infringe upon CellNet's Patent
No. 4,783,623. We have appealed the Court's ruling.

WE ARE DEPENDENT ON A SOLE VENDOR FOR A SUBSTANTIAL PORTION OF OUR NETWORK
  EQUIPMENT WHO MAY BE UNABLE TO MEET OUR NEEDS ON A TIMELY OR A COST-EFFECTIVE BASIS.

    We rely and will continue to rely on outside parties to manufacture most of our network equipment such as radio devices and printed circuit boards, who may not be able to meet our manufacturing needs in a satisfactory and timely manner. Currently we are relying on the manufacturing services of a sole vendor, Jabil Circuits, Inc., for a substantial portion of our network equipment. As we sign additional services contracts, this manufacturer must significantly ramp-up the amount of manufacturing to be undertaken for us in order to enable us to meet our contractual commitments. In addition, we may be unable to obtain additional manufacturers when and if needed. If we are unable to develop alternative suppliers quickly or cost-effectively, our ability to manufacture and install systems could be impaired, which would harm our business.

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

WE ARE EXPOSED TO THE RISK OF USING THIRD-PARTY COMPONENTS AND PRODUCTS THAT MAY
  HINDER OUR ABILITY TO MEET CUSTOMER DEMAND.

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

WE CANNOT BE CERTAIN THAT WE CAN OBTAIN AN ADEQUATE SUPPLY OF METERS FROM METER
  MANUFACTURERS.

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

SYSTEM FAILURES, DELAYS AND INADEQUACIES COULD SIGNIFICANTLY HARM OUR BUSINESS.

    The performance, reliability and availability of our wireless data networks are critical to our reputation and ability to attract and retain customers and earn revenues from network meter reading services as well as non-utility applications. Since our networks are distributed over wide geographic areas and part of each network is physically exposed, these wireless data networks are vulnerable to damage or interruption from fire, flood, earthquakes, storms and other similar events. Any system failure that causes interruption in the availability of network services, whether caused by an act of God or not, could result in a loss of revenue and, if sustained or repeated, could reduce the attractiveness of our services for future utilities or other customers. The occurrence of any of the foregoing could harm our business.

WE COULD LOSE A SUBSTANTIAL PORTION OF OUR FUTURE REVENUES BECAUSE OUR SERVICES
  CONTRACTS CAN BE TERMINATED.

    We expect that a substantial portion of our future revenues will come from services contracts of various kinds. These contracts can generally be cancelled or terminated in certain circumstances or in the event we materially fail to meet the agreed network meter reading and other performance standards on a consistent basis. While the terms of our utility services are of a long-term nature, each of our existing utility services contracts can be terminated by the respective utility without cause prior to the expiration of the contract term. In many instances, these contracts also provide that we will be required to compensate the utilities for the use of its system for non-utility applications. Future services contracts with utilities may contain similar provisions. Contracts with new power market participants generally can be terminated without cause on thirty days' prior written notice except to the extent they have already ordered services under the contract. In the event that a services contract is terminated, we may incur substantial losses. In addition, our contracts with other utility market participants will generally have shorter terms than our existing utility contracts.

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

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES.

    Many currently installed computer systems, software products and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, CellNet, our suppliers and customers and our potential suppliers and customers, may need to upgrade, repair or replace certain equipment computer systems or software to ensure that our operations will not be adversely impacted by system failures related to Year 2000 noncompliance. If CellNet is required to take action to remedy any Year 2000 problems, the costs could be significant.

    We expect to spend approximately $4.0 million relating to the replacement of our internal legacy corporate information systems through year-end 1999. Failure to provide Year 2000 compliant business solutions to our customers or to receive such business solutions from our suppliers could result in liability to us or otherwise harm our business. Furthermore, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by us, which could harm our business.

    We believe that our worst-case Year 2000 scenarios would most likely relate to problems with the systems of third parties rather than with our internal systems, products or services. Because we have limited ability to assess, control or remediate the Year 2000 problems of third parties, we believe the risks are greatest with infrastructure, such as electricity supply and water and sewer service, telecommunications, transportation supply channels and critical suppliers or materials and services over which we exercise little or no control.

    We manufacture some of our network equipment, but rely mainly on outside manufacturers. Each manufacturing site, whether it is ours or that of a third party relies on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of any of these supplies may represent a worst-case scenario in that it might result in the shut down of critical manufacturing plants, a loss of communications with customers and suppliers, and transportation system failures. Backup sources of supply may be inadequate.

    We do not maintain the capability to replace most third-party suppliers with internal production or alternate suppliers. Where efforts to work with critical suppliers to avoid or limit the adverse effects of Year 2000 non-compliance problems turn out to be unsuccessful then a worst-case scenario may occur although we anticipate that its duration would not be long. We are not in a position to identify or to avoid all possible adverse Year 2000 scenarios; however, we are currently assessing these scenarios and taking steps to mitigate the impacts of such scenarios if they were to occur.

WE ARE BOUND BY OUR SHAREHOLDERS' AGREEMENT WHICH PROVIDES CERTAIN STOCKHOLDERS
  GREATER INFLUENCE OVER MANAGEMENT.

    Under the terms of a shareholders' agreement among us and certain stockholders, so long as certain parties to the agreement continue to hold at least 700,000 shares of common stock, as adjusted for stock splits, consolidations or other similar events, we are obligated to nominate for election representatives of certain stockholders as directors any time a vote for directors is taken. The shareholders' agreement gives certain stockholders greater influence over our management and to provide certain stockholders with, among other things, certain registration, first refusal, co-sale and other rights. Other investors in us do not have these rights and would therefore be disadvantaged as a result of this agreement.

WE COULD BE SUBJECT TO SECURITIES ACTIONS AND OTHER LITIGATION, WHICH IF IT
  OCCURS, WILL DISTRACT MANAGEMENT, RESULT IN SUBSTANTIAL COSTS AND HARM OUR BUSINESS.

    In the past, securities class action litigation has often been filed against companies for various reasons, including after periods of volatility in the market price of their securities. We have been and may still become the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could cause serious harm to our business.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE WHICH COULD RESULT IN
  SUBSTANTIAL LOSSES FOR INDIVIDUAL INVESTORS.

    The trading price of our common stock has been highly volatile since our initial public offering and an active market for our stock may not be sustained. Since we are an early-stage company, our stock price is likely to continue to be subject to wide fluctuations in response to a variety of factors, including:

    - quarterly variations in operating results;

    - the number of new service contracts we enter into with customers;

    - consolidations in the industry or other conditions in the network meter reading industry and other industries;

    - technological innovations or the introduction of new products by us or our competitors;

    - developments in patents or other intellectual property rights;

    - comments or recommendations issued by analysts who follow us and our competitors; and

    - ability to obtain additional financing to fund our projects or operations.

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

FUTURE SALES OF OUR STOCK MAY DEPRESS OUR STOCK PRICE.

    A substantial portion of our common stock is presently eligible for immediate sale in the public market subject, in the case of certain shares, to the limitations of Rules 144, 144(k) or 701 under the Securities Act. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could substantially decline. Given the volatility of our stock price, we may be exposed to a higher risk of stockholder sales which would magnify our stock volatility. In addition, the holders of a significant number of such shares of common stock are entitled to certain registration rights with respect to such shares and the number of shares sold in the public market could increase substantially upon exercise of such registration rights.

WE HAVE GUARANTEED PAYMENT ON THE PREFERRED SECURITIES OF OUR SUBSIDIARY TO THE
  EXTENT THAT OUR SUBSIDIARY HAS FUNDS LEGALLY AVAILABLE TO MAKE SUCH PAYMENTS.

    In May 1998 our wholly-owned subsidiary, CellNet Funding LLC completed an offering of preferred securities which will fully accrete to a face value of $110.0 million on June 1, 2010. We have guaranteed CellNet Funding's payment obligations on those preferred securities including dividends, distributions and redemption, but only to the extent that CellNet Funding has funds sufficient and legally available to make such payment obligations.

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

    In addition, we are, and will continue to be, subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of us. Furthermore, upon a change of control, the holders of our outstanding senior discount notes due 2007 are entitled, at their option, to be repaid in cash. These provisions may delay or prevent changes in control or management of us. All of these factors could harm the price of our common stock and Funding's preferred securities.

WE HAVE MADE FORWARD-LOOKING STATEMENTS THAT ARE ESTIMATES OR PREDICTIONS THAT
  CANNOT BE RELIED UPON.

    This document contains forward-looking statements that are based on current expectations that cannot be relied upon and are subject to substantial risks and uncertainties. You can identify these forward-looking statements by words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar words. Examples of such forward-looking statements include:

    - the rate at which participants in the utility industry adopt our services;

    - our plan to generate revenues from non-utility services;

    - our plan to invest resources to develop third party relationships to penetrate new markets;

    - predictions as to our network deployments and strategies;

    - our ability to generate sufficient cash flow to meet our debt service obligations; and

    - our ability to obtain debt or equity financing as needed.

    - our ability to streamline costs or reduce corporate expenditures.

    Our actual results could differ significantly from those anticipated in the forward-looking statements as a result of a number of factors, including those that are outside of our control. The risk factors listed in this section provide examples of risks, and specific uncertainties and events that may cause our actual results to differ materially from the forward looking statements.

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

    CellNet's restricted cash balances are invested in fixed income Treasury Securities having staggered maturities matching dividend payment dates of the Preferred Securities. Accordingly, changes in market interest rates have no effect on CellNet's operating results, financial condition and cash flows.

    As of September 30, 1999, the following table provides information about CellNet's investment portfolio and restricted cash, and presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands).

                                               YEAR OF MATURITY                                  TOTAL DUE
                             ----------------------------------------------------                   AT
                               1999       2000       2001       2002       2003     THEREAFTER   MATURITY    FAIR VALUE
                             --------   --------   --------   --------   --------   ----------   ---------   ----------
Cash and Cash
  Equivalents..............  $14,539         --         --         --         --         --       $14,539      $14,539
Average Interest Rate......      3.9%        --         --         --         --         --
Corporate Debt
  Securities...............       --     $2,983         --         --         --         --       $ 2,983      $ 2,983
Average Interest Rate......       --        5.8%        --         --         --         --
Auction-rate Preferred
  Stock....................       --         --         --         --         --       $800       $   800      $   800
Average Interest Rate......       --         --         --         --         --        4.9%
Restricted Cash--Fixed
  Rate.....................  $ 1,937     $7,700     $3,850         --         --         --       $13,487      $12,866
Interest Rate..............      5.6%       5.6%       5.6%        --         --         --

SENIOR NOTES, REVOLVING CREDIT AGREEMENTS AND MANDATORILY REDEEMABLE PREFERRED
  SECURITIES

    CellNet uses senior notes, revolving credit agreements and mandatorily redeemable preferred securities to finance its operations. These financial instruments, to the extent they provide for variable rates of interest expose CellNet to interest rate risk with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate which are used to determine the interest rates that are applicable to borrowings under revolving credit agreements with two wholly-owned subsidiaries of CellNet. The revolving credit agreements require the subsidiaries to partially hedge the interest rate exposure using off-balance sheet derivative financial instruments. CellNet uses off-balance sheet derivative financial instruments, including interest rate swaps, to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of CellNet's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the existing on-balance sheet instruments and do not constitute speculative or leveraged positions independent of these exposures.

    The information below summarizes CellNet's financial instruments exposed to market risks associated with fluctuations in interest rates as of September 30, 1999. To the extent CellNet's financial instruments expose CellNet to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for CellNet's senior notes, revolving credit agreements, mandatorily redeemable preferred securities and interest rate swaps in effect at September 30, 1999 and, in the case of the senior notes and mandatorily redeemable preferred securities, exclude the potential exercise of the relevant redemption features (in thousands).

                                                YEAR OF MATURITY                                  TOTAL DUE
                              ----------------------------------------------------                   AT
                                1999       2000       2001       2002       2003     THEREAFTER   MATURITY    FAIR VALUE
                              --------   --------   --------   --------   --------   ----------   ---------   ----------
Senior Notes--Fixed Rate....       --         --         --         --         --     $654,133    $654,133     $235,488
Interest Rate...............       --         --         --         --         --         14.0%
Mandatorily Redeemable
  Preferred
  Securities--Fixed Rate....       --         --         --         --         --     $110,000    $110,000     $ 42,350
Interest Rate...............       --         --         --         --         --          7.0%
Revolving Credit
  Agreements--Variable
  Rate......................       --         --         --         --     $1,163     $ 81,237    $ 82,400     $ 82,400
Average Interest Rate.......       --         --         --         --        7.8%         7.7%
Interest Rate
  Swaps--Variable to Fixed
  Rate......................       --         --         --    $30,000         --           --    $ 30,000     $    345
Average Pay Rate............       --         --         --        5.6%        --           --
Average Receive Rate........       --         --         --        5.1%        --           --

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS.

    Exhibit 27.1 Financial Data Schedule

    (B) REPORTS ON FORM 8-K.

REPORT DATE  EVENT REPORTED
-----------  --------------
10/27/99     CellNet Data Systems Reports on Efforts to Raise Additional
             Capital

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CELLNET DATA SYSTEMS, INC.

Date: November 15, 1999                                              /S/ DAVID L. PERRY
                                                      ------------------------------------------------
                                                                       David L. Perry
                                                      VICE PRESIDENT AND CHIEF ADMINISTRATIVE OFFICER
                                                             AND ACTING CHIEF FINANCIAL OFFICER
                                                        (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT NO.                   EXHIBIT TITLE
-----------                   -------------
  27.1                        Financial Data Schedule